Form 10-K
period 2004-09-30
Mueller Group, Inc.
filed 2005-03-31
CIK 1290999

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2004
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 333-117473

MUELLER GROUP, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	3491 (Primary Standard Industrial Classification Code Number)	37-1387813 (I.R.S. Employer Identification Number)
500 West Eldorado Street Decatur, IL 62522-1808
(Address of Principal Executive Offices)
Registrant's telephone number: (217) 423-4471
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: None

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☐ Yes        ☒ No

        Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Act).

☐ Yes        ☒ No

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        None of the Registrant's voting stock was held by non-affiliates as of March 27, 2004. As of March 25, 2005, Mueller Group, Inc. had 100 shares of common stock outstanding.

MUELLER GROUP, INC.
TABLE OF CONTENTS TO FORM 10-K
FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2004

Introductory Note

        In this report, "Mueller Group," the "Company," "we," "us" or "our" refer to Mueller Group, Inc. and its subsidiaries, except where the context makes clear that the reference is only to Mueller Group, Inc. itself and is not inclusive of its subsidiaries.

        Certain of the titles and logos of our products referenced in this annual report are our trademarks. Each trade name, trademark or servicemark of any other company appearing in this offering circular is the property of its holder.

        Except as otherwise noted, we present all financial and operating data on a fiscal year and fiscal quarter basis. Our fiscal year ends on September 30.

Special Note Regarding Forward-Looking Statements

        The information contained in this annual report includes some forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 that involve a number of risks and uncertainties. A forward-looking statement is usually identified by our use of certain terminology including "believes," "expects, "may," "will," "should," "seeks," "anticipates" or "intends" or by discussions of strategy or intentions. A number of factors could cause our actual results, performance, achievements or industry results to be very different from the results, performance or achievements expressed or implied by those forward-looking statements. These factors include, but are not limited to:

  •
  the competitive environment in our industry in general and in the sectors of the flow control product industry in which we compete;

  •
  economic conditions in general and in the sectors of the flow control product industry in which we compete;

  •
  changes in, or our failure to comply with, federal, state, local or foreign laws and government regulations;

  •
  liability and other claims asserted against our company;

  •
  changes in operating strategy or development plans;

  •
  the ability to attract and retain qualified personnel;

  •
  our significant indebtedness;

  •
  changes in our acquisition and capital expenditure plans;

  •
  our ability to timely implement improvements to our internal controls;

  •
  technology shifts away from our technological strengths;

  •
  unforeseen interruptions with our largest customers; and

  •
  other factors we refer to in this annual report, including in the Risk Factors under Item 1.

        In addition, forward-looking statements depend upon assumptions, estimates and dates that may not be correct or precise and involve known and unknown risks, uncertainties and other factors. Accordingly, a forward-looking statement in this annual report is not a prediction of future events or circumstances and those future events or circumstances may not occur. Given these uncertainties, you are warned not to rely on the forward-looking statements. We are not undertaking any obligation to update these factors or to publicly announce the results of any changes to our forward-looking statements due to future events or developments.

Industry and Market Data

        In this annual report, we rely on and refer to information and statistics regarding economic conditions and trends, the flow control product market, and our market share in the sectors of that market in which we compete. In particular, we have obtained general industry information and statistics from the Congressional Budget Office and the U.S. Census Bureau. We believe that these sources of information and estimates are reliable and accurate, but we have not independently verified them and cannot guarantee their accuracy or completeness.

        Although some of the companies that compete in our particular industry segments are publicly held as of the date of this annual report, many are not. Accordingly, other than certain market data with respect to fire hydrants and water valves, no current publicly available information is available with respect to the size of such markets or our relative market strength or competitive position. Our statements about our relative market strength and competitive position in this annual report with respect to other products are based on our management's belief, internal studies and our management's knowledge of industry trends. We cannot guarantee that this information is accurate or complete.

PART I

Item 1.    Business

Overview

        Mueller Group, Inc. is a Delaware corporation that was incorporated in 1999 for the purpose of acquiring our business from Tyco International (U.S.) Inc. and its affiliates. Our operating subsidiaries are engaged primarily in the sourcing, manufacture and sale of flow control products, including fire hydrants, gate valves and piping components, in the United States and other countries. Our operations are divided into two reporting segments based largely on the end markets they serve: water infrastructure and piping systems.

        We are a leading North American manufacturer of a broad range of water infrastructure and flow control products for use in water distribution networks, water and wastewater treatment facilities, gas distribution systems and piping systems. We maintain a large installed base of products in the United States, including approximately three million fire hydrants and eight million iron gate valves. Our water infrastructure products include hydrants, valves and a variety of related products and our piping systems products include pipe fittings, pipe hangers and pipe nipples and a variety of related products. We believe we have the broadest product line of any of our competitors and enjoy strong market positions, leading brand recognition and a strong reputation for quality and service within the markets we serve.

        The following charts illustrate the balance and diversity of our revenue base by end market and product category and identify the approximate percentage of our revenues by product category:

Revenues By Product Category	Revenues By End Market Served

        Sales of our water infrastructure products, which comprised 59% of our sales in 2004, are driven principally by spending on water and wastewater infrastructure upgrade, repair and replacement and new water and wastewater infrastructure (which spending is driven primarily by new residential construction). Of our water infrastructure sales, we estimate that approximately 55% are for new infrastructure, with the remainder for upgrade, repair and replacement. Sales of our piping systems products, which comprised 41% of our sales in 2004, are driven principally by spending on non-residential construction projects.

        Our large installed base, broad product range and well known brands have led to our strong, long-standing relationships with all of the leading distributors in our industry. We believe that our network of over 5,000 independent flow control distributors is the largest such distribution network in the United States and Canada. Our sales force of approximately 350 field sales representatives and manufacturer's representatives works directly with municipalities and other end-users as well as with distributors, which market our products to end-users. For most of our water infrastructure products, which are sold through independent distributors, end-users choose the brand or establish product specifications. We believe our reputation for quality, extensive distributor relationships, installed base and our coordinated marketing approach have helped our water infrastructure products to be "specified" as an approved product for use in most major metropolitan areas throughout the United States. This specification dynamic and our relationships with end-users elevate the importance of our water and wastewater infrastructure products to our distributors.

        Our products are sold to a wide variety of end-users, including municipalities, publicly and privately-owned water and wastewater utilities, gas utilities and construction contractors. We believe that our sales are substantially driven by water infrastructure replacement, repair and upgrades, new water and wastewater infrastructure spending and non-residential construction. Our diverse end markets, extensive distributor and end-user relationships, acquisition strategy and market leading position have contributed to our strong operating margins and sales growth. We have grown our sales every year since 1999, except 2001. We have achieved this growth despite softness in the general economy and non-residential construction market in 2001, 2002 and 2003. In 2004, we experienced strong sales growth driven primarily by the beginning of a general economic recovery, which has resulted in increased spending by municipalities on water infrastructure replacement, repair and upgrades, increased activity in the non-residential construction market and continued strength in residential construction. For the fiscal year ended September 30, 2004, our net sales were $1,049.2 million, representing an increase of 13.7% over the fiscal year ended September 30, 2003.

Business Strategy

        Our business strategy is focused on sustaining our market leadership and competitive differentiation, while growing revenues and enhancing profitability. Key elements of our strategy include:

        Capitalize on Attractive Water Infrastructure Industry.    Much of the water distribution infrastructure in the United States is aging and in need of replacement or updating. Our strategy is to capitalize on expected water infrastructure market growth by continuing to offer a broad range of leading water and wastewater products, maintaining our strong end-user and distributor relationships, and leveraging our specification position and large installed base.

        Leverage Strong Distributor Channel.    Our strategy is to maximize and continue to form close relationships with the strongest and fastest growing distributors in the industries we serve and utilize our extensive distributor relationships to increase sales of our products.

        Continue to Focus on Operational Excellence.    We will continue to pursue superior product engineering, design and innovation through our technologically-advanced manufacturing processes. We employ highly efficient manufacturing methods, such as lost foam casting and automated Disamatic mold-making, to enhance product quality and reduce costs. We will also continue to seek opportunities to rationalize our manufacturing facilities and use our significant manufacturing expertise to further reduce our cost structure.

        Selectively Pursue Strategic Acquisitions.    Certain segments of the industry in which we compete are fragmented, which provides attractive acquisition opportunities. We intend to pursue these opportunities to complement and expand our product lines, expand our market share, provide substantial synergy opportunities, and improve our presence in certain under-represented product categories and geographies.

        Selectively Expand Internationally.    We are exploring sales opportunities for our products in selected international markets including Europe and China, although to date we have not generated significant revenues outside of North America.

Product Segments

        We believe that we are the broadest full-line supplier of flow control products for water and wastewater infrastructure systems and piping component systems in the United States and Canada. We manufacture more than 72,000 flow control products for water and gas systems, ranging from fire hydrants to 1/8 inch pipe fittings that connect pipes together to 10-foot engineered valves. Our principal products are fire hydrants, water and gas valves, and a complete range of pipe fittings, couplings, hangers and nipples. Our products are designed, manufactured and tested in compliance with industry standards.

        We sell our products through two operating segments: water infrastructure, through which we sell our hydrants and valves and other water and wastewater infrastructure and gas distribution products described below under various brand names including Mueller, Henry Pratt, Hersey and James Jones; and piping systems, through which we sell our piping systems products under various brand names, including Anvil, Beck and Merit.

Water Infrastructure Products

        Fire Hydrants.    We believe we are one of the largest manufacturers of dry-barrel fire hydrants in the United States and Canada. New fire hydrant and fire hydrant part sales accounted for approximately $122.7 million, $125.0 million and $151.2 million of our total sales in 2002, 2003 and 2004, respectively. Fire hydrants are sold for new water infrastructure development as well as water infrastructure rehabilitation projects.

        Our fire hydrants consist of an above-ground fire hydrant and a below-ground cast iron pipe that connects to a water main. In our dry-barrel hydrants, the valve connecting the barrel of the hydrant and the water main is located below ground at or below the frost line, which keeps the hydrant "dry" and the water source deep enough to ensure that the water does not freeze. We market our dry-barrel fire hydrants with the Mueller brand name in the United States and the Mueller and Canada Valve brand names in Canada, and manufacture them in our Albertville, Alabama and Milton, Ontario facilities. We also make a limited number of wet barrel hydrants, where the valve is placed inside the above-ground hydrant and the barrel contains water in it at all times. Wet barrel hydrants are made for the California and Hawaii markets and sold under the James Jones brand name.

        Most municipalities have a limited number of hydrant brands that are approved for installation within their system due to the need to maintain inventories of spare parts for emergency repairs and the desire to ensure a uniform system. We believe that our large installed base of hydrants throughout the United States and Canada and our reputation for superior quality and performance, together with our incumbent specification position, have contributed to our leading market share. Our large installed base of approximately three million hydrants also leads to recurring revenue.

        Water and Gas Valves and Related Products.    We believe we have the broadest product line of valves for residential water and gas systems and that we are one of the largest manufacturers of butterfly valves and water gate valves in the United States and Canada. Water and gas valves and related products accounted for approximately $353.1 million, $381.3 million and $437.4 million of our sales in 2002, 2003, and 2004, respectively. Our significant industry-leading market position is the result of our strong brand recognition, superior quality and specification acceptance.

        All of our valve products are used to control transmission of potable water, non-potable water or gas. Our product line includes butterfly, gate, tapping, check, plug and ball valves. Water valve products range in size from 3/4 inch to 10 feet. The smaller iron gate-type valves are produced by our Chattanooga, Tennessee plant and the larger iron AWWA—butterfly valves are produced by our Henry Pratt subsidiary in Dixon, Illinois. Brass valves are produced in our Decatur, Illinois and El Monte, California plants. Most of these valves are used in water distribution.

        We produce small iron valves, meter bars, and line stopper fittings for use in gas systems in our Decatur, Illinois and Brownsville, Texas plants. We also manufacture machines and tools for tapping, drilling, extraction, installation and stopping-off. These machines and tools are designed to work with our water and gas fittings and valves as an integrated system. We believe that we are one of the largest manufacturers in the line stopper fittings and machines sector in the United States and Canada.

        Other Water Infrastructure Products.    Our other water infrastructure products include: pipe repair products, such as repair clamps and couplings used to repair leaks in water and gas distribution systems; municipal castings, such as manhole covers and street drain grates; and patterns used by the foundry and automotive industries. We market these products under the Mueller, Mueller Canada, James Jones, and Viking Johnson brand names. These products accounted for $45.2 million, $45.2 million and $46.6 million of our sales in 2002, 2003 and 2004, respectively.

Piping Systems Products

        Pipe Fittings and Couplings.    We are one of the largest manufacturers of threaded and grooved pipe fittings and couplings in the United States and Canada. Pipe fittings and couplings join two pipes together. Listed below are the four primary categories of pipe fittings and couplings that we manufacture.

        Malleable Iron Fittings and Unions.    Malleable iron fittings and unions accounted for sales of $73.8 million, $68.9 million and $66.0 million in 2002, 2003, and 2004, respectively. Malleable iron is a cast iron that is heat-treated to make it stronger, which allows us to use a thinner wall and results in a lighter product. Malleable iron is primarily used to join pipe in various gas, plumbing and HVAC applications. We manufacture these products at our Columbia, Pennsylvania foundry.

        Cast Iron Fittings.    We believe we are one of the largest manufacturers of cast iron fittings in the United States. Cast iron fittings accounted for approximately $36.2 million, $31.8 million and $31.7 million of our sales in 2002, 2003, and 2004, respectively. Cast iron is the most economical threaded fittings material and is typically used in low pressure applications such as sprinkler systems and other fire protection systems. We manufacture cast iron fittings primarily in our Columbia, Pennsylvania foundry. We believe that the substantial majority of our cast iron product is used in the fire protection industry, with the remainder used in steam and other HVAC applications.

        Threaded Steel Pipe Couplings.    We believe we are one of the largest manufacturers of threaded steel pipe couplings in the United States and Canada. Threaded steel pipe couplings accounted for sales of $26.1 million, $24.5 million and $32.8 million in 2002, 2003 and 2004, respectively. Threaded steel pipe couplings are used in the plumbing and electrical markets to join pipe and conduit and by pipe mills as threaded end protectors. We manufacture steel couplings at our Waynesboro, Pennsylvania and Simcoe, Ontario facilities.

        Grooved Products.    We believe we are one of the largest manufacturers of grooved products in the United States and Canada. Sales of grooved products were approximately $47.4 million, $52.0 million and $56.1 million in 2002, 2003 and 2004, respectively. Unlike typical pipe connections, where pipes are connected by screwing them into a fitting or welding them together, grooved products use a threadless pipe-joining method that does not require welding. We manufacture our grooved couplings and fittings under the Gruvlok name in our Columbia, Pennsylvania foundry. In addition, we purchase privately labeled products to complement our grooved product offerings including grooved copper and stainless steel fittings. These additional purchased products complement our offering of grooved products and enable us to better serve our customers' project requirements. Purchased products accounted for $12.5 million, $15.1 million and $17.2 million of grooved product sales in 2002, 2003 and 2004, respectively.

        In connection with our acquisition from Tyco in August 1999, we entered into a five-year agreement that granted Tyco the exclusive right to distribute our Gruvlok products in Europe, Asia and Latin America. That agreement expired in August 2004 and we are in the process of engaging new distributors for these products in Europe, which we view as a growth opportunity.

        Pipe Hangers.    We believe we are one of the largest manufacturers of pipe hangers in the United States and Canada. Our annual hanger sales were approximately $44.7 million, $42.3 million and $38.5 million in 2002, 2003 and 2004, respectively. Pipe hangers provide support for pipes and are used in sprinkler systems, HVAC applications and in power and petrochemical plants. We manufacture our standard pipe hangers in Henderson, Tennessee and Columbia, Pennsylvania and we produce special order, or engineered, pipe hangers in North Kingston, Rhode Island. We have retained a strong core engineering staff and believe that we are the leader in technical competency in this sector.

        Pipe Nipples.    We believe we are also one of the largest manufacturers of pipe nipples in the United States and Canada. Sales of pipe nipples were approximately $39.1 million, $46.1 million and $53.4 million in 2002, 2003 and 2004, respectively. The pipe nipple product line is a complementary product offering and is packaged (1) with cast iron for the fire protection market, (2) with malleable iron for the industrial market, (3) with our forged steel product line and (4) as a general plumbing market item.

        We increased our pipe nipple production by approximately 50% through the 2001 acquisition of Beck Manufacturing. We produce the majority of our pipe nipple products at Beck Manufacturing's facilities in Greencastle, Pennsylvania and Santa Fe Springs, California. Seamless pipe nipples are produced at our Longview, Texas facility. Pipe nipples for the Canadian market are manufactured at our Simcoe, Ontario facility.

        Other Piping Systems Products.    In addition to our key products that we have described above, we sell (1) products sourced outside the United States and Canada through our Star business, which we acquired in January 2004, (2) products that we purchase from third parties and (3) many other products that we manufacture, including (A) oilfield products, including forged steel pipe fittings, hammer unions, bull plugs and swage nipples which are used to connect pipes in oil and gas applications and (B) electrical products, including PVC conduit couplings and elbows used to carry wire and cable in electrical applications. Sales of purchased products by our piping systems products segment were approximately $85.3 million, $86.4 million and $117.5 million in 2002, 2003 and 2004, respectively, and sales of our other manufactured products were approximately $52.2 million, $53.8 million and $58.2 million in 2002, 2003 and 2004, respectively.

Sales, Marketing and Distribution

        Our products are sold to a wide variety of end-users, including municipalities, publicly and privately owned water and wastewater utilities, gas utilities and construction contractors. Our products are usually purchased from us by our distributors; distributors then sell our products to contractors who have won a contract to construct, replace or upgrade a water, wastewater or gas system for an end-user or non-residential facility. In some cases, end-users, including municipalities and utilities, buy products directly from us, most often as part of a program to repair, replace or upgrade existing infrastructure. Sales of our water infrastructure products and our piping systems grooved products are heavily influenced by the specifications in those contracts. Our sales force of approximately 350 sales representatives calls on municipalities, water companies and other end-users to ensure that our products, or the corresponding quality standards, are specified. In addition, to ensure consistency, municipalities often require that contractors use the same products that have been historically used in that municipality. Sales of our piping systems products are generally influenced by the distributors, as customers will buy from a distributors' available offering based on price and quality.

        Our large installed base, broad product range and well known brands have led to our strong, long-standing relationships with all of the leading distributors in our industry. For most of our water infrastructure products, which are sold through independent distributors, end-users choose the brand or establish product specifications. Our distribution network includes approximately 5,000 distributors that cover all of the major markets in the United States and Canada. We typically do not have long-term contracts with our distributors, although we have long-term relationships with most of our top distributors. Our three major distributors accounted, in the aggregate, for approximately 31% of our sales in 2004. The loss of any one of these distributors could have a material adverse effect on our business. See "—Risk Factors—We depend on a group of major distributors for a significant portion of our sales; any loss of these distributors could reduce our sales and continuing consolidation could cause price pressure."

        We generally ship our water infrastructure products, including hydrants and water and gas valves, directly to distributors carrying these products from our plant. We generally ship our piping systems products, including pipe fittings, couplings, hangers and nipples, from our plants to four regional service centers that we operate in the United States and we ship products from these distribution centers to distributors carrying these products. Our regional service centers are strategically located to provide 24-hour delivery to the majority of our piping systems customers. In addition, we operate 24 smaller warehouses throughout the United States and Canada to support our piping systems operations. We have historically stocked some products manufactured by third parties in these distribution centers in order to provide a broader product offering. We reduced the scope of our offering of piping systems products purchased from third parties, which are lower margin, in the United States following our acquisition by our current equity owners. We continue to sell a broad range of purchased products in Canada.

Backlog

        Our backlog is not significant due to our ability to respond adequately to customer requests for product shipments. We generally manufacture our products from raw materials in stock and deliver them to customers within approximately two weeks from receipt of the order, depending upon customer delivery specifications.

Manufacturing

        We operate 29 highly automated manufacturing facilities in the United States, Canada and China. Our manufacturing operations include foundry, machining, fabrication, assembly, testing and painting operations. We believe that our existing manufacturing capacity is sufficient for our near-term requirements and we have no current plans to expand capacity.

        We use two primary casting techniques, green sand and lost foam. At present, we utilize the lost foam technology for hydrants in our Albertville, Alabama facility and for gate valve production in our Chattanooga, Tennessee facility. The lost foam process has several advantages over the green sand process for high-volume products, including the need for less manual finishing, lower scrap levels and the ability to reuse the sand.

        The selection of the appropriate casting method, pattern, core-making equipment, sand and other raw materials depends on the final product and its complexity, specifications, and function as well as intended production volumes. We will continue to use the green sand casting process for products when we believe it is the most appropriate process based on the above parameters.

Raw Materials

        Our products are made from several basic raw materials, including sand, resin, brass ingot, steel pipe, and scrap steel and iron. These materials are readily available and are competitively priced.

Historically, we have been able to obtain an adequate supply of raw materials and do not anticipate any shortage of these materials.

        We generally purchase raw materials at spot prices and do not hedge our exposure to price changes. Our business could be adversely affected by increases in the cost of our raw materials, as we may not be able to fully pass these costs on to our customers. From March 2002 to December 2003, the United States imposed tariffs on imported steel and steel pipe, which are raw materials for pipe nipples and hangers, sales of which represent approximately 9% of our revenues. The tariffs along with a consolidation of capacity in the steel pipe manufacturing industry resulted in an approximate 17% increase in the price of steel pipe from a pre-tariff price of $552 per ton to $645 per ton, the price of steel pipe when the tariffs were removed. To offset this increase we raised the price of our products; however, our price increases lagged the increases in the price of steel which, in turn, adversely affected our results. Although the tariffs on imported steel were removed in December 2003, prices have not decreased to pre-tariff levels as foreign producers had shifted to customers outside the United States, causing supply shortages. We can give no assurances that tariffs will not be re-imposed or imposed on other materials that we use to produce our products or that steel prices will return to pre-tariff levels. In addition, increased worldwide demand for steel scrap, the raw material from which our threaded and grooved pipe fittings as well as all iron valves and hydrants are made, has increased the spot price of steel scrap from approximately $140 per ton in December 2002 to approximately $400 per ton in September 2004. Steel producers have also announced that they intend to further raise prices. Management estimates that raw materials and purchased components used in our manufacturing processes accounted for 10-15% of our cost of goods sold in 2001 through 2003 and currently account for approximately 15-17% of our cost of goods sold due to increasing raw material prices.

Research and Development

        We have a dedicated team of research and development ("R&D") professionals, who focus on the development of new products as well as on the support, modification and improvement of existing products. Presently, we employ 9 degreed engineers dedicated to R&D activities. Our R&D effort is operated out of our facility in Smithfield, Rhode Island.

        Ideas are generated by manufacturing, marketing or R&D personnel. In order for a project to move beyond the idea stage, all three disciplines must agree on the suitability of the product and determine an estimated payback. After the approval, it typically takes 6 to 12 months to tool, test and start production. The R&D team typically works on various products at one time. We spent approximately $5.5 million, $4.7 million and $4.4 million on R&D activities in 2002, 2003 and 2004, respectively.

Patents, Licenses and Trademarks

        We have a significant number of active patents and trademarks relating to the design of our products. Most of the patents for technology underlying our products have been in the public domain for many years, and existing third-party patents are not considered, either individually or in the aggregate, to be material to our business. However, the pool of proprietary information, consisting of know-how and trade secrets relating to the design, manufacture and operations of our products is considered particularly important and valuable. We generally own the rights to the products that we manufacture and sell and are not dependent in any material way upon any license or franchise to operate.

        In connection with the acquisition of Mueller by the DLJ Merchant Banking funds from Tyco in August 1999, we acquired a non-exclusive license to use the Mueller brand name for a period of two years, with an option to purchase it in September 2001 and to use the Grinnell name for three years.

We exercised the option and purchased the Mueller intellectual property in September 2001, the Grinnell license expired in 2002, and we therefore no longer incur related royalty expense.

Seasonality

        See "Item 7.—Management's Discussion and Analysis of Financial Condition and Results of Operations—Effect of Inflation; Seasonality."

Competition

        The domestic and international markets for flow control products are competitive, However, for most of our product offerings, there are only a few competitors. Although many of our competitors are well-established companies with strong brand recognition, we believe that we maintain a strong competitive position for each of our key product offerings. Management considers product quality, service, brand recognition, price, effectiveness of distribution and technical support to be primary competitive factors.

        Management believes the competitive environment for our water infrastructure products is mature and stable with limited movement in market share over time. While the competitive environment for piping products is also mature, it is less stable than the water infrastructure products market, is more price sensitive and vulnerable to the increased acceptance of foreign products.

        With regard to our piping products segment, our products have mechanical and industrial applications, such as HVAC systems, and fire protection applications, such as sprinkler systems. We estimate that 70% of our piping systems products are used in mechanical applications and the remainder in fire protection systems. While the mechanical market has generally resisted acceptance of foreign products, the fire protection market has broadly accepted foreign products as a substitute for domestic piping system products. Fire protection products are sold primarily on price and are sold at lower prices by foreign manufacturers.

        Over the past two years, we have successfully petitioned the International Trade Commission and the Department of Commerce to impose anti-dumping duties on certain malleable and non-malleable pipe fitting products imported from China. While we believe these duties will favorably impact our business, which is very competitive, there is no assurance that the anti-dumping duties imposed will be sufficient to reverse or retard the imports from China.

        In January 2004, we acquired the assets of the building and construction division of Star Pipe, Inc., an established importer of threaded and grooved pipe fittings produced in China and India. Our acquisition of Star has allowed us to establish a significant presence in the market for lower cost, foreign produced fire protection products and grow our overall market share.

Environmental Matters

        In the Acquisition Agreement pursuant to which the DLJ Merchant Banking funds acquired Mueller in August 1999, Tyco agreed to indemnify us and our affiliates for all "Excluded Liabilities". Excluded Liabilities include, among other things, substantially all liabilities relating to the time prior to the closing of DLJMB's acquisition of Mueller. The indemnity survives indefinitely and is not subject to any deductibles or caps. However, we may be responsible for these liabilities in the event that Tyco ever becomes financially unable to, or otherwise fails to comply with, the terms of the indemnity. In addition, Tyco's indemnity does not cover environmental liabilities to the extent caused by our company or the operation of our business after the acquisition or to the extent arising with respect to any business or site acquired by us after August 1999.

        We are subject to various laws and regulations relating to health, safety and the protection of the environment. These laws relate to, among other things, worker health and safety and the use, discharge and disposal of regulated substances and wastewater generated during our manufacturing processes. As a result, we are required to obtain and maintain air, storm water, wastewater and other permits at many of our facilities, and make certain regular reports to federal, state and local agencies regarding our operations. We cannot assure you that we will not incur material fines, penalties, costs or liabilities in connection with such requirements or a failure to comply with them. While we currently incur capital and other expenditures to comply with these environmental, health and safety laws, these laws may become more stringent and our processes may change. Therefore, the amount and timing of such expenditures in the future may vary substantially from those currently anticipated.

        Some environmental laws require investigation and cleanup of environmental contamination at properties we now or previously owned, leased or operated. Some of our operations (in particular, operations at our manufacturing facilities) have been conducted at their current locations for many years. The processes at these and our other facilities currently and historically have involved the storage and use of regulated substances on-site or in underground storage tanks and the related generation of solid and hazardous waste disposed of off-site or in on-site solid waste landfills. Remediation projects are being undertaken at a handful of our sites by third parties who have indemnified us. We may be required to conduct and pay for these or other remedial activities in the future, and also may be subject to claims for property damage, personal injury, natural resource damages or other issues as a result of such matters. See "—Legal Proceedings" for further details.

        In addition, we have received notices from third parties or governmental agencies of liability or potential liability in connection with our off-site disposal of solid and hazardous substances relating to our current and former operations. While we currently anticipate that expenditures relating to these sites will not be material, we may receive additional notices and the amount and timing of expenditures relating to known or unknown sites may vary substantially from those currently anticipated.

        On April 22, 2004, the EPA issued final National Emissions Standards for Hazardous Air Pollutants (NESHAP's) under the federal Clean Air Act for iron and steel foundries. The NESHAP for iron and steel foundries will require reductions in hazardous air pollutant emissions by the industry. In addition, other NESHAP's apply to painting operations at our foundries. While we are in the process of analyzing the impact these standards may have on us and our future financial results, we expect we will need to incur additional and possibly material costs to comply with the regulations with respect to our Albertville, Alabama and Chattanooga, Tennessee facilities and may need to incur additional and possibly material costs with respect to our Columbia, Pennsylvania facility. See "—Risk Factors—We may be adversely affected by environmental, health and safety laws and regulations or liabilities," "—Risk Factors—Our brass products contain lead, which may be replaced in the future" and "—Risk Factors—Certain of our products may not be in compliance with NSF standards, which could limit the ability of municipalities to buy our products".

Regulatory Matters

        The production and marketing of our products is subject to the rules and regulations of various federal, state and local agencies, including laws governing our relationships with distributors. Regulatory compliance has not had a material effect on our results to date. We are not aware of any pending legislation that is likely to have a material adverse effect on our operations. See "—Legal Proceedings," "—Risk Factors—Our brass products contain lead, which may be replaced in the future" and "—Risk Factors—Certain of our products may not be in compliance with NSF standards, which could limit the ability of municipalities to buy our products".

Employees

        We employ approximately 5,400 people, of whom approximately 85% work in the United States. The hourly employees at our principal United States manufacturing plants and foundries in Albertville, El Monte, Aurora, Decatur, Dixon, Columbia, Chattanooga and Henderson are represented by unions, as are the hourly employees at two of our four distribution centers. Our operations in Canada at St. Jerome and at Simcoe are also unionized. Also, in March 2005, workers at our Milton, Canada manufacturing facility voted to accept union representation, and a union contract will be negotiated over the course of the six months following the union vote.

        The contracts with our union employees at our four largest manufacturing facilities are timed to expire in different years: Columbia in April 2005 (although an agreement with a relatively small union at our Columbia facility expires in May 2007), Chattanooga in September 2006, Decatur in June 2007 and Albertville in September 2008. The contracts with our union employees in El Monte and Simcoe expire in July and November 2005, respectively, Dixon in March 2006, and Aurora and Henderson in August and December 2007, respectively.

        In addition, approximately 125 of our employees are represented by various unions at our British Columbia, Montreal, Bloomington, Bristol, Cincinnati, Taylor, Portland and University Park piping systems products facilities. In March 2005, we announced the closing of the Portland facility and the termination of the union agreement with the union represented there. This termination is not anticipated to have any material impact on our financial position or results of operations.

        We believe that relations with our employees, including those represented by unions, are good. The last major union strike was in October 1987.

Geographic Information

        See Note 3 to our Consolidated Financial Statements.

Risk Factors

        Investors in our Company should consider the following factors that could impact our Company's future results of operations and financial condition.

We depend on a group of major distributors for a significant portion of our sales; any loss of these distributors could reduce our sales and continuing consolidation could cause price pressure.

        In 2004, approximately 38% of our sales were to our ten largest distributors, and approximately 31% of our sales were to our three largest distributors: Hughes Supply, Ferguson Enterprises and National Waterworks. Our business relationship with most of our major distributors branches may be terminated at the option of either party upon zero to 60 days' notice.

        Our reliance on these major distributors exposes us to:

  •
  the risk of changes in the business condition of our major distributors, and

  •
  the risk that the loss of a major distributor could adversely affect our results of operations.

        While our relationships with our ten largest distributors have been long-lasting, distributors in our industry have experienced significant consolidation in recent years, and we cannot assure you that our distributors will not be acquired by other distributors who buy products from our competitors. We also cannot assure you that, as consolidation among distributors continues, distributors will not be able to force us to lower our prices, which would have an adverse impact on our results of operations. Moreover, the loss of any of National Waterworks, Hughes Supply or Ferguson Enterprises as a distributor could have a material adverse effect on our results of operations.

Our business will be adversely affected by a downturn in government spending related to infrastructure upgrades, repairs and replacements, or in the cyclical residential or non-residential building markets.

        Our business is primarily dependent upon spending on water and wastewater infrastructure upgrades, repairs and replacement, new water and wastewater infrastructure spending (which is dependent upon residential construction) and spending on non-residential construction. Spending growth in the infrastructure upgrades, repairs and replacement sector has slowed in recent years as state and local governments' budgets were negatively impacted by the downturn in the economy. We cannot assure you that economic conditions will continue to improve or that if they do, that state and local governments will address deferred infrastructure needs. Although the residential building market has experienced growth in recent years, we cannot assure that this growth will continue in the future. The residential and non-residential building markets are cyclical, and, historically, down cycles have typically lasted approximately four to six years. From 1987 to 1991, total housing starts declined 38.1% from peak to trough. The United States reached a record high in single family housing starts in 2004 and housing starts continue to remain strong. Non-residential construction has slowed since 2000, with a modest improvement in 2004, and we cannot predict whether conditions will continue to improve. Any significant decline in the residential or non-residential building markets or governmental spending on infrastructure could have a material adverse effect on our financial condition and results of operations.

Our brass products contain lead, which may be replaced in the future.

        Our brass products, which constituted approximately 8.5% of our sales in 2004, contain approximately 5.0% lead. Environmental advocacy groups, relying on standards established by California's Proposition 65, are seeking to eliminate or reduce the content of lead in some of these products, including water meters and valves, and to limit their sale in California. Some of our business units have entered into settlement agreements with these environmental advocacy groups that have required them to either modify some of these products or offer substitutes for them with respect to products sold in California. Modifications of or substitutions for our products to meet or conform with regulatory requirements will require incremental capital spending of up to $8.0 million in the next two years and will require us to purchase more expensive raw materials, and we may not be able to pass these costs on to our customers. Legislation to substantially restrict lead content in water products has been introduced in the United States Congress. If Congress adopts such legislation or if similar issues are raised in Congress in the future or in other jurisdictions or if these or other advocacy groups file suit against us under Proposition 65, our results of operations and financial condition could be adversely affected.

Certain of our products may not be in compliance with NSF standards, which could limit the ability of municipalities to buy our products.

        The National Sanitary Foundation ("NSF") is a non-profit entity that was contracted by the U.S. Environmental Protection Agency ("EPA") to promulgate standards for the water industry. NSF has issued NSF 61, which governs the leaching characteristics of valves and devices that are part of drinking water distribution networks, including certain of our products made from brass. In recent years, a growing majority of states have adopted, by statute or regulation, a requirement that water distribution systems utilize products that comply with NSF 61 and/or are certified as NSF 61 compliant. We, along with others in the industry, are engaged in the lengthy process of attempting to obtain certification of NSF 61 compliance for all of our relevant products. In 2004, our sales of brass products were $92.6 million, or 8.5% of our sales. Approximately 3,400 of the water infrastructure products we currently produce are made of brass. Approximately 85% of these water infrastructure brass products have been certified; and these represent approximately 70% of our water infrastructure brass product sales. In the event that some of our water infrastructure brass products are found not to be in compliance with NSF 61, those products may not be accepted by various municipalities or we may be forced to modify non-conforming products with substitute materials which may require increased cost, thereby adversely affecting profitability. In addition, if our competitors develop a complete line of
NSF 61 compliant brass products before we do, we may be placed at a competitive disadvantage which may, in turn, adversely affect profitability.

Our industry is very competitive and some of our piping systems products are commodities.

        The domestic and international markets for flow control products are competitive. While there are only a few competitors for most of our product offerings, many of them are well-established companies with strong brand recognition. In particular, our malleable iron and cast iron pipe fitting products, which together comprised 9.0% of our sales in 2004, face competition from less expensive imports and our pipe nipple and hanger products and our pipe fittings and couplings products, which together comprised 25.5% of our sales in 2004, compete on the basis of price and are sold in fragmented markets with low barriers to entry, allowing less expensive domestic and foreign producers to gain market share and reduce our margins.

        In addition, the U.S. Department of Commerce has imposed anti-dumping duties on imported malleable and non-malleable iron fittings from China. We cannot assure you that these government agencies will continue the current duties on imported malleable and non-malleable iron fittings. If the duties for respondent companies, which range from 7.35% to 14.32% (111.36% for other producers/exporters) for malleable iron fittings and 6.34% to 7.08% (75.5% for other producers/exporters) for non-malleable iron fittings, are reduced or completely eliminated, we may be forced to reduce the prices of some of our products. An increase in foreign competition, a decrease in these duties or a strengthening in the U.S. dollar could have a material adverse effect on our financial condition and results of operations.

Our results have been, and may continue to be, adversely impacted by increases in raw material prices.

        Our products are made from several basic raw materials, including sand, resin, brass ingot, steel pipe and scrap steel and iron. We generally purchase raw materials at spot prices and do not hedge our exposure to price changes. Our business could be adversely affected by increases in the cost of our raw materials, as we may not be able to fully pass these costs on to our customers. Management estimates that raw materials and purchased components used in our manufacturing processes currently account for approximately 15-17% of our cost of goods sold.

We may be unsuccessful in identifying or integrating suitable acquisitions, which could adversely affect our growth.

        Our growth strategy is built upon organic growth and on taking advantage of opportunities to acquire complementary businesses and services. This strategy depends on the availability of acquisition candidates with businesses that can be successfully integrated into our existing business and that will provide us with complementary manufacturing capabilities or products. However, we may be unable to identify targets that will be suitable for acquisition. In addition, if we identify a suitable acquisition candidate, our ability to successfully implement the acquisition will depend on a variety of factors, including our ability to finance the acquisition. Our ability to finance our acquisitions is subject to a number of factors, including the availability of adequate cash from operations or of acceptable financing terms and the terms of our debt instruments. In addition, there are many challenges to integrating acquired companies and businesses in our company, including eliminating redundant operations, facilities and systems, coordinating management and personnel, retaining key employees, managing different corporate cultures and achieving cost reductions and cross-selling opportunities. We cannot assure you that we will be able to meet these challenges in the future.

Businesses we have acquired or will acquire may not perform as expected.

        We may be adversely affected if businesses we have recently acquired or acquire in the future do not perform as expected. Acquired businesses may perform below expectations after the acquisition for various reasons, including legislative or regulatory changes that affect the areas in which a business specializes, the loss of key customers after the acquisition has closed, general economic factors that affect a business in a direct way and the cultural incompatibility of an acquired management team with us. Any of these factors could adversely affect our results of operations.

We have a significant amount of debt which could adversely affect our financial health.

        As of September 30, 2004, we had $932.6 million of indebtedness. We may incur significant additional indebtedness from time to time. The level of our indebtedness could have important consequences, including:

  •
  making it more difficult for us to satisfy our obligations under our debt instruments;

  •
  limiting cash flow available for general corporate purposes, including capital expenditures and acquisitions, because a substantial portion of our cash flow from operations must be dedicated to servicing our debt;

  •
  limiting our ability to obtain additional debt financing in the future for working capital, capital expenditures or acquisitions;

  •
  limiting our flexibility to react to competitive and other changes in our industry and economic conditions generally; and

  •
  exposing us to risks inherent in interest rate fluctuations because a substantial portion of our borrowings is at variable rates of interest, which could result in higher interest expense in the event of increases in interest rates.

We will require a significant amount of cash to service our debt and our ability to generate cash depends on many factors beyond our control.

        Our ability to pay or to refinance our indebtedness will depend upon our future operating performance, which will be affected by general economic, financial, competitive, legislative, regulatory, business and other factors beyond our control. We cannot assure you that our business will generate sufficient cash flow from operations, that currently anticipated revenue growth and operating improvements will be realized or that future borrowings will be available to us in an amount sufficient to enable us to pay our indebtedness, or to fund our other liquidity needs. If we are unable to meet our debt service obligations or fund our other liquidity needs, we could attempt to restructure or refinance our indebtedness or seek additional equity capital. We cannot assure you that we will be able to accomplish those actions on satisfactory terms, if at all.

Our parent company will likely need to rely upon distributions from us to service its debt and we may not be able to make distributions in amounts sufficient to satisfy such debt service.

        In addition to our debt service needs, our parent company, Mueller Water Products, will likely need to rely upon distributions from us to service its 14 3/4% senior discount notes, which we refer to as "senior discount notes," including for the payment of interest, which must be paid in cash beginning October 15, 2009. Our ability to generate sufficient cash from operations to make distributions to Mueller Water will depend upon our future operating performance, which will be affected by general economic, financial, competitive, legislative, regulatory, business and other factors beyond our control. In addition, our ability to make distributions to Mueller Water is subject to restrictions in our various debt instruments. For example, our 10% senior subordinated notes limit the amount of "restricted payments," including dividends, that we can make to an amount generally equal to 50% of our net income (as defined), subject to satisfaction of certain other tests and certain exceptions, and our senior credit facility only permits dividends to Mueller Water to fund interest so long as we are in compliance with all covenants, including financial maintenance covenants, and not in default under the credit agreement. As described above, our ability to generate net income will depend on various factors that may be beyond our control. As of September 30, 2004, our interest expense had increased due to our payment obligations with respect to our senior subordinated notes, our senior secured floating rate notes and our senior credit facility; and, because a substantial portion of our debt bears variable rates of interest, our interest expense could increase further in the future. We may not generate sufficient cash flow from operations or be permitted by the terms of our debt instruments to pay dividends or distributions to Mueller Water in amounts sufficient to allow it to pay cash interest on the senior discount notes. If Mueller Water is unable to meet its debt service obligations, it could attempt to restructure or refinance its indebtedness or seek additional equity capital. We cannot assure you that Mueller Water will be able to accomplish these actions on satisfactory terms, if at all. A default on the senior discount notes could result in an acceleration of all outstanding loans under our senior credit facility, which, in turn, would trigger a cross default under our notes. See "Liquidity and Capital Resources."

Restrictive covenants in our debt instruments may adversely affect us.

        Our debt instruments contain various covenants that limit our ability to engage in certain transactions. The senior credit facility and the indenture governing our secured notes also require the maintenance of specified financial ratios and the satisfaction of other financial condition tests. In addition, our debt instruments require us to provide regular financial information to our lenders and bondholders. Such requirements generally may be satisfied by our timely filing with the SEC of annual and quarterly reports under the Securities Exchange Act of 1934. Our ability to satisfy those financial ratios, tests or covenants can be affected by events beyond our control, and we cannot assure you that we will meet those tests. A breach of any of these covenants could result in a default under our debt instruments. As previously announced, we have been delayed in filing with the SEC our annual report on Form 10-K for our fiscal year ended September 30, 2004 and our quarterly report on Form 10-Q for our fiscal quarter ended January 1, 2005. Although we obtained a waiver under our senior credit facility allowing us to file these reports by March 31, 2005 and with respect to our restatement of prior period financial statements, there can be no assurance that similar waivers will be available in the future. We have not received a similar waiver under the indentures. If an event of default is not remedied after the delivery of notice of default and lapse of any relevant grace period, the holders of our senior and senior subordinated notes would be able to declare these notes immediately due and payable, and the lenders under our senior credit facility would be able to declare an event of default. Upon the occurrence of an event of default under our senior credit facility, the lenders could elect to declare all amounts outstanding thereunder to be immediately due and payable and terminate all commitments to extend further credit. If we were unable to repay those amounts, the lenders could proceed against the collateral granted to them to secure the indebtedness under the senior credit facility and the secured notes. We have pledged substantially all of our assets, other than the assets of our foreign subsidiaries, as security under our senior credit facility and secured notes. If the lenders under the senior credit facility or noteholders of the notes accelerate the repayment of borrowings, we cannot assure you that we will have sufficient assets to repay our senior credit facility and our other indebtedness.

Our business may be adversely impacted by work stoppages and other labor relations matters.

        We are subject to a risk of work stoppages and other labor relations matters because our hourly workforce is highly unionized. As of September 30, 2004, about 73% of our hourly workforce was represented by unions. These employees are represented by locals from approximately six different unions, including the Glass, Molders, Pottery, Plastics and Allied Workers International Union, which is our largest union. Two of our union contracts, both of which expire in April 2005, are currently being negotiated and all of our significant labor agreements will expire at various times through March 2009, at which time they must be renegotiated. Work stoppages for an extended period of time could have a material adverse effect on our business. Labor costs are a significant element of the total expenditures involved in our manufacturing process, and an increase in the costs of labor could therefore have a material adverse effect on our business. In addition, the freight companies who deliver our products to our distributors generally use unionized truck drivers, and we could also be adversely affected if our contractors face work stoppages or increased labor costs. For more information about our labor relations, see "—Employees."

We may be subject to product liability claims that could require us to make significant cash payments.

        We would be exposed to product liability claims in the event that the use of our products results, or is alleged to result, in bodily injury and/or property damage. We cannot assure you that we will not experience any material product liability losses in the future or that we will not incur significant costs to defend such claims. While we currently have product liability insurance, we cannot assure you that our product liability insurance coverage will be adequate for any liabilities that may ultimately be incurred or that it will continue to be available on terms acceptable to us. A successful claim brought against us in excess of our available insurance coverage or a requirement to participate in a product recall may have a materially adverse effect on our business.

        Under the terms of the August 1999 purchase agreement relating to the acquisition of our business from Tyco in August of 1999, we are indemnified by Tyco for all liabilities arising in connection with our business with respect to products manufactured or sold prior to the closing of that transaction. See "Item 3.—Legal Proceedings." The indemnity survives forever and is not subject to any dollar limits. However, we may be responsible for these liabilities in the event that Tyco ever becomes financially unable to, or otherwise fails to comply with, the terms of the indemnity. In addition, Tyco's indemnity does not cover product liabilities to the extent caused by our products manufactured after that transaction. For more information about our potential product liabilities, see "Item 3.—Legal Proceedings."

We may be adversely affected by environmental, health and safety laws and regulations or liabilities.

        We are subject to various laws and regulations relating to the protection of the environment and human health and safety and must incur capital and other expenditures to comply with these requirements. Failure to comply with any environmental, health or safety requirements could result in the assessment of damages, or imposition of penalties, suspension of production, a required upgrade or change to equipment or processes or a cessation of operations at one or more of our facilities. Because these laws are complex, constantly changing and may be applied retroactively, we cannot assure you that these requirements, in particular as they change in the future, will not have a material adverse effect on our business, profitability and results of operations. In particular, we will be required to incur costs to comply with the EPA's National Emissions Standards for Hazardous Air Pollutants ("NESHAP") for iron and steel foundries and for our foundries' painting operations. These costs may be material. See "—Environmental Matters." In addition, we may be required to conduct investigations and perform remedial activities that could require us to incur material costs in the future. Our operations involve the use of hazardous substances and the disposal of hazardous wastes. We may incur costs to manage these substances and wastes and may be subject to claims for damage for personal injury, property damages or damage to natural resources.

        Under the terms of the August 1999 purchase agreement relating to the acquisition of our business from Tyco and our formation, we are indemnified by Tyco for all environmental liabilities arising in connection with our business and relating to actions occurring or conditions existing prior to the closing of that transaction, including certain asbestos litigation. See "Item 3.—Legal Proceedings." The indemnity survives forever and is not subject to any dollar limits. We however, may be responsible for these liabilities in the event that Tyco ever becomes financially unable to, or otherwise fails to comply with, the terms of the indemnity. In addition, Tyco's indemnity does not cover environmental liabilities to the extent caused by our company or the operation of our business after that transaction, nor does it cover environmental liabilities arising with respect to businesses or sites acquired after August 1999. For more information about our environmental compliance and potential environmental liabilities, see "—Environmental Matters" and "Item 3.—Legal Proceedings."

We depend on key personnel, many of whom do not have employment contracts.

        Our success depends to a significant extent on the continued services of our senior management and other members of management. We could be adversely affected if any of these persons were unwilling or unable to continue in our employ. While we have an employment agreement with Dale Smith, it expires in August 2005 (unless renewed), and, other than our employment agreements with George Bukuras and Darrell Jean, we do not have written employment agreements with other members of our senior management. See "Item 11.—Executive Compensation."

We need to improve our internal controls to comply with SEC reporting requirements; future public reporting obligations have put significant demands on our financial, operational and management resources.

        Prior to August 2004, we were a private company that did not file reports with the SEC, and our internal accounting controls do not currently meet all standards applicable to companies with publicly-traded securities. See "Item 9A—Controls and Procedures."

        We are currently taking additional steps to implement an internal control structure and procedures for financial reporting that would allow us to produce financial statements and related disclosure within the time periods and in the form required under the Exchange Act. In order to comply with these requirements, we have hired and plan to hire additional accounting and finance staff to implement new financial systems and procedures. We cannot assure you that we will be able to hire additional staff or implement appropriate procedures on a timely basis. Failure to hire such staff and implement such procedures could have an adverse effect on us.

Recently enacted and proposed changes in securities laws and regulations are likely to increase our costs.

        The Sarbanes-Oxley Act of 2002, as well as new rules subsequently implemented by the Securities and Exchange Commission and the Public Company Accounting Oversight Board, have required changes in the corporate governance and securities disclosure or compliance practices of public companies. We expect these new rules and regulations to further increase our legal and financial compliance costs and to make legal, accounting and administrative activities more time-consuming and costly. We also expect these new rules and regulations to make it more difficult and expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These new rules and regulations could also make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee, and executive officers. We cannot estimate the amount of additional costs we may incur or the timing of such costs.

We are controlled by principal stockholders whose interests may differ from your interests.

        Substantially all of the outstanding shares of common stock of our parent company are held by the DLJ Merchant Banking funds. As a result of their stock ownership and our stockholders agreement, the DLJ Merchant Banking funds control us and have the power to elect a majority of our directors, appoint new management and approve any action requiring the approval of the holders of common stock, including adopting amendments to our certificate of incorporation and approving acquisitions or sales of all or substantially all of our assets. The directors elected by the DLJ Merchant Banking funds have the ability to control decisions affecting our capital structure, including the issuance of additional capital stock, the implementation of stock repurchase programs and the declaration of dividends. The interests of our principal stockholders may conflict with your interests. The general partners of the DLJ Merchant Banking funds are affiliates or employees of Credit Suisse First Boston, acting through its Cayman Islands Branch, which is the arranger, administrative agent and a lender under our senior credit facility.

Available Information

        The public may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.

        We also make available free of charge upon request our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with or furnish it to the SEC. If you would like to receive any such report, please contact Walt Smith at (217) 425-7320.

Item 2.    Properties

        The following chart describes our principal properties.

Water infrastructure products

Location	Activity	Size (sq. ft.)	Owned or Leased
Albertville, AL	Foundry, fabrication, machine shop	358,000	Leased
Aurora, IL	Fabrication, machine shop	146,880	Owned
Bethlehem, PA	Fabrication, machine shop	104,000	Leased
Brownsville, TX	Machine shop	48,540	Leased
Chattanooga, TN	Foundry, fabrication, machine shop	578,164	Owned
Cleveland, NC	Machine shop	190,000	Owned
Cleveland, TN	Fabrication, machine shop	70,000	Owned
Decatur, IL	Foundry, fabrication, machine shop, headquarters	467,044	Owned
Dixon, IL	Fabrication, machine shop	146,880	Owned
El Monte, CA	Foundry, fabrication, machine shop	64,000	Owned
Hammond, IN	Fabrication, machine shop	51,160	Owned
Jingmen, China	Machine shop	154,377	Owned
Milton, Ontario	Machine shop	127,000	Leased
Modern Pattern, TN	Machine shop	26,500	Leased
Murfreesboro, TN	Fabrication, machine shop	12,000	Leased
Salem, VA	Fabrication	5,250	Leased
St. Jerome, Quebec	Foundry, machine shop	55,000	Owned

Piping systems products

Location	Activity	Size (sq. ft.)	Owned or Leased
Aurora, OH	Pipe cutting, machine shop	39,650	Leased
Columbia, PA	Foundry, galvanizing, painting, assembly, machine shop	663,000	Owned
Fort Worth, TX	Forming	33,000	Owned
Greencastle, PA	Bending, pipe cutting, machine shop	132,743	Owned
Henderson, TN	Stamping, fabrication, assembly, machine shop	236,479	Owned
Houston, TX	Machine shop	45,988	Owned
Longview, TX	Assembly, machine shop	95,650	Owned
North Kingstown, RI	Painting, fabrication, assembly, machine shop	121,000	Leased
Pottstown, PA	Forming, fabrication, assembly, machine shop	46,000	Owned
Santa Fe Springs, CA	Pipe cutting, machine shop	37,815	Leased
Simcoe, Ontario	Fabrication, machine shop	145,000	Owned
Waynesboro, PA	Pipe cutting, machine shop	72,836	Owned

        Our leased properties have terms that expire between November 2005 and February 2009.

        We also operate four leased regional distribution centers in the United States for our piping systems products. See "Item 1.—Business—Distribution." The United States centers are located in University Park, Illinois; Sparks, Nevada; Bristol, Pennsylvania and Grand Prairie, Texas and have lease terms that expire between January 2006 and December 2013. In addition, we operate 24 smaller warehouses throughout the United States and Canada to support our piping systems product operations.

        We consider our plants and equipment to be modern and well-maintained and believe our plants will have sufficient capacity to meet our present and future needs. All of our domestic facilities, leases and leasehold interests are encumbered by liens securing our obligations under the senior credit facility and our secured notes.

Item 3.    Legal Proceedings

        We are involved in various legal proceedings which have arisen in the normal course of our operations, including the proceedings summarized below. Other than the litigation described below, we do not believe that any of our outstanding litigation would have a material adverse effect on our business, operations or prospects.

        In the Acquisition Agreement pursuant to which the DLJ Merchant Banking funds acquired Mueller in 1999, Tyco agreed to indemnify Mueller Group and its affiliates for all "Excluded Liabilities". Excluded Liabilities include, among other things, substantially all liabilities relating to the time prior to the closing of DLJMB's acquisition of Mueller. The indemnity survives indefinitely and is not subject to any deductibles or caps. However, we may be responsible for these liabilities in the event that Tyco ever becomes financially unable to, or otherwise fails to comply with, the terms of the indemnity. In addition, Tyco's indemnity does not cover environmental liabilities to the extent caused by our company or the operation of our business after the acquisition, nor does it cover environmental liabilities arising with respect to businesses or sites acquired after August 1999.

        Our Mueller Co. subsidiary and its subsidiary, James Jones Company, received notice in November 2002 that they may be named defendants in a case under Proposition 65, a California law that, among other things, requires companies doing business in California to avoid discharges of certain chemicals into drinking water. The law permits private parties to bring an action in the public interest against alleged violators, provided that plaintiffs must provide written notice to intended defendants at least 60 days prior to initiating litigation. Mueller Co. and James Jones Company have received the required statutory notice. The plaintiff alleges that the brass valves manufactured by the companies discharge lead into drinking water, in violation of Proposition 65. The plaintiff's current settlement demand would require the companies to cease manufacturing, marketing or distributing brass valves in California that discharge lead above certain threshold limits.

        The Company's subsidiary, James Jones Company, and its former parent company are defendants in a false claims lawsuit in which a former James Jones Company employee is suing on behalf of cities, water districts and municipalities. The employee alleges that the defendants sold allegedly non-conforming public water system parts to various government entities. The lawsuit seeks consequential damages, penalties and punitive damages. The Company's subsidiary, Mueller Co., which had also been named as a defendant, brought a summary judgment motion and was dismissed from this litigation in January 2004. On September 15, 2004, the trial court ruled against the intervention of approximately 30 municipalities that had failed to intervene within the time deadlines previously specified by the Court. The trial court also ruled that the majority of municipalities that had purchased James Jones products from contractors or distributors, were not in privity with the James Jones Company and were not entitled to punitive damages. Following the Court's ruling, the water districts and municipalities filed a new action against the James Jones Company, Mueller Co. and Watts, (former parent company of James Jones Company) alleging fraud and intentional misrepresentation.

This lawsuit is based on the same underlying facts as the false claims lawsuit. Any liability associated with these lawsuits is covered by the Tyco indemnity, and the defense is being paid for and conducted by Tyco.

        Four of our subsidiaries have been named as defendants in a small number of asbestos-related lawsuits. We do not believe these lawsuits, either individually or in the aggregate, are material to our financial position or results of operations. Any liability associated with these lawsuits is covered by the Tyco indemnity, and the defenses are currently being conducted by Tyco.

        On March 31, 2004, our Anvil International subsidiary entered into a consent order with the Georgia Department of Natural Resources regarding alleged hazardous waste violations at Anvil's former foundry facility in Statesboro, Georgia. Pursuant to the consent order, Anvil has agreed to pay a settlement amount of $100,000, comprised of a $50,000 monetary fine and $50,000 towards a supplemental environmental project. Anvil has also agreed to perform various investigatory and remedial actions at the foundry and its landfill. While the ultimate investigatory and remedial costs are currently unknown, based on currently available information the total costs are estimated to be between $0.8 million and $1.0 million.

        Mueller Co. and its wholly owned subsidiary, Mueller International, Inc. (together "Mueller"), sued a competitor, U.S. Pipe & Foundry Co. ("U.S. Pipe"), for, among other claims, infringement and dilution of Mueller's federally registered and common-law trade dress for fire hydrants. U.S. Pipe responded with counterclaims including claims of intentional interference with its business relations. Mueller succeeded in obtaining a preliminary injunction against U.S. Pipe for infringement of Mueller's federally registered trade dress. The parties entered into a partial settlement whereby U.S. Pipe agreed not to produce the offending fire hydrant or anything confusingly similar, and to dismiss all counterclaims. Mueller, in turn, dismissed its common-law trade dress claims while reserving the right to seek leave to add claims to the case relating to misuse of the Mueller trademark and unfair competition in association with the promotion of U.S. Pipe's new fire hydrant. The trial court denied Mueller's motion to add these claims. Mueller has appealed.

        In November 2003, Beck Manufacturing, a division of Anvil International, closed its manufacturing facility in Kearny, New Jersey and withdrew from the Teamsters Local 11 Pension Fund ("Teamsters" or "Fund"). Anvil has established an accrual of $0.2 million for any withdrawal liability. On July 19, 2004, the Fund Trustees issued notice to Anvil that pursuant to ERISA Sections 4202 and 4219(b)(1), Anvil owed approximately $1.2 million in withdrawal liability to the Fund. On October 5, 2004, Anvil sent notice to the Teamsters contesting the amount of the withdrawal liability. In February 2005, the Teamsters gave notice of their plan to appeal and pursue arbitration under the guidelines set out in the Teamsters Trust Agreement. Anvil intends to vigorously defend its position that a substantially lower withdrawal liability is appropriate.

Item 4.    Submission of Matters to a Vote of Security Holders

        No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended September 30, 2004.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        There is no established public trading market for the registrant's common equity.

Item 6.    Selected Financial Data

        The following table presents our selected historical and other consolidated financial data for each of the five fiscal years in the period ended September 30, 2004. The selected historical financial data for each of the three fiscal years in the period ended September 30, 2004 was derived from our audited consolidated financial statements appearing elsewhere in this annual report, as restated. The selected historical financial data for the fiscal years 2000 and 2001 were derived from our audited consolidated financial statements not included in this annual report, as restated. Our results of operations include the results for various acquired entities from the date of acquisition. The selected historical consolidated financial data should be read in conjunction with "Item 7.—Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and notes thereto included elsewhere in this annual report.

	Fiscal Years ended September 30,
	2000	2001	2002	2003	2004
		(as restated)(5)	(as restated)(5)	(as restated)(5)
	(dollars in millions)
Income Statement Data:
Net sales	$909.1	$864.7	$901.9	$922.9	$1,049.2
Cost of sales	682.7	631.2	658.6	674.5	743.4
Royalty expense(1)	30.8	29.1	13.5	—	—

Gross profit	195.6	204.4	229.8	248.4	305.8
Selling, general and administrative expenses	143.6	146.6	145.7	154.8	170.8
Stock compensation expense	—	0.5	1.1	0.7	21.2
Facility rationalization(2)	—	27.6	2.7	1.7	0.9

Operating income	52.0	29.7	80.3	91.2	112.9
Interest expense and early repayment costs(3)	(82.3)	(92.5)	(60.2)	(36.4)	(56.7)
Interest income	9.3	5.4	1.9	0.5	0.4
Other income	3.9	1.7	—	—	—

Income (loss) before income taxes	(17.1)	(55.7)	22.0	55.3	56.6
Income tax expense (benefit)	(4.7)	(20.8)	10.0	22.7	17.9

Income (loss) before cumulative effect of accounting change	(12.4)	(34.9)	12.0	32.6	38.7
Cumulative effect of accounting changes, net of tax(6)	—	(9.1)	—	—	—

Net income (loss)	$(12.4)	$(44.0)	$12.0	$32.6	$38.7

Other Data:
Depreciation and amortization	65.0	65.4	62.8	66.3	64.3
Capital expenditures	42.0	51.0	31.3	20.0	22.5

Balance sheet data:
Working capital(4)	$272.8	$254.0	$299.7	$358.1	$378.4
Property, plant and equipment, net	231.6	227.9	231.9	208.0	186.8
Total assets	988.3	933.5	934.2	956.3	978.9
Total debt	596.7	587.1	581.0	575.7	932.6
Total shareholders' equity (deficit)	161.8	89.9	81.0	109.9	(128.9)

(1)
In connection with the acquisition of Mueller by the DLJ Merchant Banking funds from Tyco in August 1999, we acquired a non-exclusive license to use the Mueller brand name for a period of two years, with an option to purchase it in September 2001 and to use the Grinnell brand name for three years. We exercised the option and purchased the Mueller intellectual property in September 2001. Payments under such license are reflected as royalty expense in our statement of operations. These royalty expenses were funded out of restricted cash we placed into escrow in August 1999 in connection with our acquisition from Tyco. We classify the acquired Mueller intellectual property as an indefinite-life asset and therefore record no related amortization expense.

(2)
Facility rationalization includes severance and exit cost charges and non-cash impairment charges due to the idling and obsolescence of certain assets related to (A) the implementation of lost foam technology at our Albertville, Alabama and Chattanooga, Tennessee facilities, (B) the closure of our Statesboro, Georgia manufacturing facility and (C) the relocation of certain manufacturing lines to other facilities.

(3)
Interest expense and early repayment costs includes the write off of deferred financing fees of $1.6 million for 2002 and $7.0 million for 2004. Interest expense and early debt repayment costs for 2004 also includes a $7.0 million prepayment associated with the redemption in November 2003 of our senior subordinated notes due 2009. Interest expense and early debt repayment costs also includes interest rate swap (gains)/losses of $23.5 million, ($3.7) million, $(13.3) million, and ($12.5) million for the years ended September 30, 2001, 2002, 2003, and 2004, respectively.

(4)
Working capital equals current assets less current liabilities (excluding restricted cash of $19.0 million, $32.8 million, $11.6 million, zero, and zero in each of the periods ending September 30, 2000, 2001, 2002, 2003 and 2004 and accrued royalties of $30.8 million, $29.1 million, $13.5 million, zero, and zero, in each of the periods ending September 30, 2000, 2001, 2002, 2003 and 2004. Restricted cash was set aside for the purpose of making royalty payments to Tyco under the terms of agreements that were fully expired as of September 30, 2002. We have excluded these items from the calculation of working capital in order to reflect the availability of unrestricted-use net assets).

(5)
See Note 2 to our consolidated financial statements for discussion of the restatement for fiscal 2002 and 2003. Fiscal 2001 pre-tax earnings were reduced $1.7 million as a result of the inventory valuation adjustments described in Note 2 (approximately $1.0 million net of tax).

(6)
Cumulative effect of accounting changes, net of tax, include $(2.7) million related to adoption of SAB 101 pertaining to revenue recognition and $(6.4) million related to accounting for interest rate swaps.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion should be read in conjunction with our consolidated financial statements, including the notes to those statements, included elsewhere in this annual report. This discussion contains forward-looking statements which involve risks and uncertainties. Our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause those differences include, but are not limited to, those discussed in "Item 1.—Business—Risk Factors."

Overview

        We are a leading North American manufacturer of a broad range of flow control products for use in water distribution, water and wastewater treatment facilities, gas distribution systems and piping systems and maintain a large installed base of products, including approximately three million fire hydrants and eight million iron gate valves in the United States. We were formed in 1999, by the DLJ Merchant Banking funds for the purpose of acquiring our business from Tyco International (U.S.) Inc. and its affiliates. We operate through two business segments: water infrastructure, a leading manufacturer of hydrants, valves and other products for use in water and gas distribution systems; and piping systems, a leading manufacturer of fittings, pipe hangers and other products for use in piping systems applications. Our fiscal year ends September 30.

        Our products are sold to a wide variety of end-users, including municipalities, publicly and privately owned water and wastewater utilities, gas utilities and construction contractors. We believe that our sales are substantially driven by infrastructure replacement, repair and upgrades, spending on new water infrastructure (which is driven by spending on new residential construction) and non-residential construction. Even though our products are generally sold through distributors to contractors, for most of our water infrastructure products, it is the end-user who either chooses the brand to be used or specifies the qualities that the required product must have, including approvals from industry standard-setting bodies. We believe that, because of our reputation for quality and our large installed base of products, our products are specified more often than those made by our competitors, which provides us with a competitive advantage and helps ensure that our market share will remain strong.

        Since 1999, we have undertaken various cost saving initiatives, including a facility consolidation program and various capital investments in new manufacturing processes. We have recently completed our capital improvement plan. Under this plan, we spent $124.3 million from 2000 to 2002 to: (1) implement new low cost manufacturing technologies, including our lost foam casting process and (2) consolidate certain manufacturing facilities, including our Statesboro foundry. This has improved the efficiency of our manufacturing processes and the quality of many of our products.

        Our water infrastructure segment has benefited from the relatively stable residential construction market in the United States in recent years, as well as new product introductions and, to a lesser extent, acquisitions, partially offset by a slow down in state and local government spending to upgrade, repair and replace water and waste water distribution infrastructure due to budgetary constraints resulting from recent adverse economic conditions. In 2004, our water infrastructure segment experienced strong sales growth driven in part by increased spending by municipalities on water infrastructure replacement, repair and upgrades as a result of the beginning of a general economic recovery and, beginning in the second fiscal quarter of 2004, price increases across all water infrastructure product lines.

        Overall demand for our piping systems products is primarily driven by non-residential construction in the United States and Canada. Our piping systems segment competes in the market for piping component products which are principally used in mechanical applications, such as HVAC systems, and fire protection applications, such as sprinkler systems. We estimate that approximately 70% of our piping systems products are used in mechanical applications and the remainder in fire protection systems. Our domestically produced piping systems products have been adversely impacted by increased foreign competition with respect to fire protection products. These products compete primarily on price and are sold at lower prices by foreign manufacturers. Although imported products have been accepted in certain applications, many municipalities, end-users, and contractors require the use of domestically manufactured products in their projects. For example, Pennsylvania requires that all state-funded projects use domestically manufactured steel products. In January 2004, we acquired the business and assets of the construction division of Star Pipe, Inc. (see note 5 to our consolidated financial statements), an importer of threaded and grooved fittings produced in China and India. Our acquisition of Star has allowed us to become a significant participant in the market for lower cost, foreign-produced fire-protection products and grow our overall piping systems products market share. In 2004, our piping systems segment benefited from improvements in economic conditions that have had a positive impact on non-residential construction and from price increases that we began implementing in our second fiscal quarter of 2004. Finally, our piping systems product sales have benefited from acquisitions in recent years.

        In connection with the acquisition of Mueller by the DLJ Merchant Banking funds from Tyco in August 1999, we acquired a non-exclusive license to use the Mueller brand name for a period of two years, with an option to purchase it in September 2001 and to use the Grinnell name for three years. We exercised the option and purchased the Mueller intellectual property in September 2001 and the Grinnell license expired in 2002.

Restatements

        In November 2004, our Audit Committee was notified of alleged potential accounting improprieties concerning our accounting for inventory reserves and certain questions concerning revenue recognition. The Audit Committee appointed an independent law firm to investigate the allegations. The report identified several areas requiring financial review principally concerning the excess and obsolete (E&O) inventory, the capitalization of costs relating to a project that should have been expensed in prior periods, the accrual of reserves for this project without identifying support for such accruals and the timing of recognition of revenue with regard to full truckload shipments that were not immediately dispatched to customers by certain freight carriers used. We have also identified some additional annual and interim items recorded in incorrect periods in the course of finalizing the 2004 financial statements. In addition, we determined that the value we assigned to stock compensation in connection with our April 2004 recapitalization should be restated. As a result of these findings, we have restated our financial statements in this annual report on Form 10-K. See Note 2 to our consolidated financial statements.

Results of Operations

Fiscal Year Ended September 30, 2004 As Compared to the Fiscal Year Ended September 30, 2003

	Fiscal Years ended
	2004		2003		2004 vs. 2003
				(as restated)(3)
		Percentage of net sales(2)		Percentage of net sales(2)	Increase/ (decrease)	Percentage increase/ (decrease)
	(dollars in millions)
Net sales
Water infrastructure	$618.2	58.9%	$536.1	58.1%	$82.1	15.3%
Piping systems	431.0	41.1	386.8	41.9	44.2	11.4

Consolidated	1,049.2	100.0	922.9	100.0	126.3	13.7

Gross profit
Water infrastructure	203.0	32.8	164.5	30.7	38.5	23.4
Piping systems	102.8	23.9	83.9	21.7	18.9	22.5

Consolidated	305.8	29.1	248.4	26.9	57.4	23.1

Selling, general and administrative expenses
Water infrastructure	60.6	9.8	49.7	9.3	10.9	21.9
Piping systems	75.0	17.4	69.4	17.9	5.6	8.1
Corporate	35.2	3.4	35.7	3.9	(0.5)	(1.4)

Consolidated	170.8	16.3	154.8	16.8	16.0	10.3

Stock compensation expense
Corporate	21.2	2.0	0.7	0.1	20.5	N/A

Facility rationalization and related costs
Water infrastructure	—	—	0.9	0.2	(0.9)	(100.0)
Piping systems	0.9	0.2	0.8	0.2	0.1	12.5

Consolidated	0.9	0.1	1.7	0.2	(0.8)	47.1

Operating income
Water infrastructure	142.4	23.0	113.9	21.2	28.5	25.0
Piping systems	26.9	6.2	13.7	3.5	13.2	96.4
Corporate	(56.4)	(5.4)	(36.4)	(3.9)	(20.0)	54.9

Consolidated	112.9	10.8	91.2	9.9	21.7	23.8

Interest expense and early debt repayment costs	(56.7)	(5.4)	(36.4)	(3.9)	(20.3)	55.8
Interest income	0.4	—	0.5	0.1	(0.1)	(20.0)

Income before income taxes	56.6	5.4	55.3	6.0	1.3	2.4
Income tax expense	17.9	1.7	22.7	2.5	(4.8)	(21.1)

Net income	$38.7	3.7	$32.6	3.5	$6.1	18.7

Segment EBITDA(1)
Water infrastructure	$166.4	26.9	$138.1	25.8	$28.3	20.5
Piping systems	44.2	10.3	30.4	7.9	13.8	45.4

Total segment EBITDA	$210.6	20.1	$168.5	18.3	$42.1	25.0

(1)
Segment EBITDA is used to measure performance of our segments and the Company defines it as income (loss) plus income tax expense, interest expense and early debt repayment costs (not net of interest income), depreciation and amortization expense and royalty expenses. This performance measure may not be comparable to segment EBITDA as reported by other companies.

          The Company evaluates segment performance based on segment EBITDA. A reconciliation of segment EBITDA to consolidated income before income taxes follows:

	Fiscal Year ended September 30, 2004	Fiscal Year ended September 30, 2003
		(as restated)(3)
Total segment EBITDA	$210.6	$168.5
Unallocated corporate costs	(33.0)	(10.5)
Interest expense and early repayment costs	(56.7)	(36.4)
Depreciation and amortization	(64.3)	(66.3)

Income before income taxes	$56.6	$55.3

(2)
Percentages are by segment, if applicable.

(3)
See Note 2 to our consolidated financial statemens for a discussion of the restatement.

        Net Sales.    Net sales for the fiscal year ended September 30, 2004 increased by $126.3 million, or 13.7%, from $922.9 million in 2003 to $1,049.2 million in 2004.

        Water infrastructure net sales for the fiscal year ended September 30, 2004 increased by $82.1 million, or 15.3% from $536.1 million in 2003 to $618.2 million in 2004. The increase in net sales was primarily driven by volume and pricing growth, particularly in iron fire hydrants, water valve and brass water products. Volume growth was driven by the continued strength in the residential construction market, favorable weather conditions in the spring of 2004 and improved general economic conditions. The company implemented price increases in February and May of 2004. The Milliken Valve acquisition, completed in January 2003, contributed $3.6 million to the increase in net sales.

        Piping systems net sales for the fiscal year ended September 30, 2004 increased by $44.2 million, or 11.4%, from $386.8 million in 2003 to $431.0 million in 2004. The Star acquisition, completed in January 2004, accounted for $17.0 million of increased sales. The United States non-residential construction market experienced increased activity which has led to increased sales volume offset by softening of power plant construction. In addition, sales price increases contributed significantly to the revenue growth.

        Gross Profit.    Gross profit for the fiscal year ended September 30, 2004 increased $57.4 million, or 23.1%, from $248.4 million in 2003 to $305.8 million in 2004. Gross margin increased from 26.9% to 29.1%.

        Water infrastructure gross profit for the fiscal year ended September 30, 2004 increased $38.5 million, or 23.4%, from $164.5 million in 2003 to $203.0 million in 2004. Gross margin increased from 30.7% in 2003 to 32.8% in 2004. The increase in gross profit was primarily driven by increased selling prices and volumes on iron fire hydrants, water valves and brass water products and a favorable product mix. In addition, the acquisition of Milliken Valve (which contributed $1.2 million), focused efforts to reduce spending, and the strength of the Canadian dollar (relative to the United States dollar) also contributed to the increase in gross profit. This was partially offset by increased raw material costs.

        Piping systems gross profit for the fiscal year ended September 30, 2004 increased $18.9 million, or 22.5% from $83.9 million in 2003 to $102.8 million in 2004. Gross margin increased from 21.7% to 23.9%. The Star acquisition contributed $2.7 million. The remaining increase was primarily driven by price increases implemented during fiscal year 2004 and the strength of the Canadian dollar relative to the United States dollar. This was partially offset by increased raw material costs.

        Selling, General & Administrative Expense.    SG&A for the fiscal year ended September 30, 2004 increased $16.0 million, from $154.8 million in 2003 to $170.8 million in 2004. As a percentage of net sales, SG&A decreased to 16.3% in 2004 from 16.8% in 2003.

        Water infrastructure SG&A for the fiscal year ended September 30, 2004 was $60.6 million, or a 21.9% increase from $49.7 million for the fiscal year ended September 30, 2003. As a percentage of net sales, SG&A increased from 9.3% in 2003 to 9.8% in 2004. This increase in SG&A expense as a percentage of net sales was driven in part by the Milliken acquisition, which contributed $0.7 million of new expense. The SG&A expense increase was driven by a $1.9 million increase in amortization expense related to intangibles acquired in 2003 and 2004. Improved operating performance resulted in higher sales commission and other compensation costs, including incentive compensation. The addition of sales personnel and a new local sales office, increased provisions for doubtful accounts, increased product redesign costs, and higher year-over-year group medical costs due to an increase in claims activity also contributed to an increase in SG&A.

        Piping systems SG&A for the fiscal year ended September 30, 2004 increased $5.6 million, or 8.1%, from $69.4 million in 2003 to $75.0 million in 2004. As a percentage of net sales, SG&A decreased from 17.9 in 2003 to 17.4% in 2004. The Star acquisition added $4.0 million of new expense. The remaining increase was driven by increased compensation expense and sales and warehousing costs associated with higher sales. These increases were offset by continued cost reductions and facility rationalization related to our United States distribution network, and a decrease in severance costs paid as part of our facility rationalization.

        Corporate expenses for the fiscal year ended September 30, 2004 were $35.2 million as compared to $35.7 million in 2003, a decrease of $0.5 million as a result of fees that were incurred in 2003 related to potential acquisition and dispositions that were not completed. No similar costs were incurred in 2004.

        Stock Compensation Expense.    Corporate stock compensation expense for the fiscal year ended September 30, 2004 was $21.2 million, an increase of $20.5 million from 2003. This was due to a $20.9 million charge ($12.6 million cash and $8.3 million non-cash) for the vesting and cancellation of options held by employees and shares previously purchased with loans pursuant to the Direct Investment Program that were settled in connection with the April 2004 recapitalization.

        Facility Rationalization and Related Costs.    Water infrastructure facility rationalization costs decreased $0.9 million in 2004 as compared to 2003, reflecting lower asset impairment charges. Piping systems facility rationalization costs increased $0.1 million in 2004 as compared to 2003, reflecting higher facility consolidation and cost reduction activity.

        Interest Expense and Early Debt Repayment Costs.    Interest expense and early debt repayment costs for the fiscal year ended September 30, 2004 were $56.7 million, or a 55.8% increase from $36.4 million for 2003. This increase reflects early repayment costs, the write-off of deferred financing fees and additional debt resulting from the completion of a recapitalization of all outstanding debt. Specifically, in November 2003, $50.0 million of senior subordinated notes due 2009 were redeemed. As a result, interest expense and early repayment costs for the fiscal year ending September 30, 2004 increased relative to the prior period due to a $7.0 million prepayment premium and a $0.4 million write-off of deferred financing fees, partially offset by a $6.2 million reduction in interest expense as a result of such redemption. Second, in April 2004, we refinanced our term debt and issued $415 million of new notes. This resulted in an additional write-off of term debt deferred financing fees of $6.6 million, $16.8 million of interest expense on the new notes and $1.0 million of increased amortization on a larger balance of deferred financing fees. Interest expense and early repayment costs also increased

$0.8 million due to a decrease in interest rate swap gains. These increases were partly offset by a $6.0 million decrease in term debt interest expense and early repayment costs due to lower interest rates.

        Income Tax Expense.    Income tax expense for the fiscal year ended September 30, 2004 was $17.9 million as compared to $22.7 million in 2003. The effective tax rate, excluding 2004 discrete items having a benefit totaling $4.6 million, was 39.8% in 2004, as compared to 41.0% in 2003. Discrete 2004 events which included the conclusion of the federal tax examination, the conclusion of certain state tax examinations and expiration of certain state statutes of limitation allowed the Company to adjust tax accruals by approximately $6.4 million. The additional financing related to the Company's April 2004 recapitalization is expected to inhibit the Company's ability to realize deferred tax assets related to Foreign Tax Credits. Accordingly, the Company took a $1.8 million write-off against these deferred tax assets.

        Segment EBITDA.    Water infrastructure EBITDA for the fiscal year ended September 30, 2004 was $166.4 million, a $28.3 million, or 20.5%, increase over the $138.1 million of EBITDA reported for the fiscal year ended September 30, 2003. This increase was primarily driven by increased sales volumes and selling prices, favorable leverage of fixed overhead costs due to higher production volumes, the strength of the Canadian dollar relative to the United States dollar and the acquisition of Milliken Valve (contributing $0.5 million). These increases were partially offset by higher raw material prices (brass ingot and steel scrap) and selling, general administrative expenses as described in the water infrastructure products segment SG&A section above.

        Piping systems EBITDA increased $13.8 million to $44.2 million for the fiscal year ended September 30, 2004. This is a 45.4% increase over the $30.4 million of EBITDA for 2003. This increase was primarily driven by increased selling prices beginning in the second quarter of fiscal 2004, the strength of the Canadian dollar relative to the United States dollar, and the acquisition of Star. These increases were partially offset by rising raw material prices.

Fiscal Year Ended September 30, 2003 As Compared to Fiscal Year Ended September 30, 2002

	Fiscal Years ended September 30,
	2003		2002		2003 vs. 2002
		(as restated)(3)		(as restated)(3)
		Percentage of net sales(2)		Percentage of net sales(2)	Increase/ (decrease)	Percentage increase/ (decrease)
	(dollars in millions)
Net sales
Water infrastructure.	$536.1	58.1%	$509.4	56.5%	$26.7	5.2%
Piping systems	386.8	41.9	392.5	43.5	(5.7)	(1.5)

Consolidated	922.9	100.0	901.9	100.0	21.0	2.3

Gross profit
Water infrastructure	164.5	30.7	155.4	30.5	9.1	5.9
Piping systems	83.9	21.7	74.4	19.0	9.5	12.8

Consolidated	248.4	26.9	229.8	25.5	18.6	8.1

Selling, general and administrative expenses
Water infrastructure	49.7	9.3	47.0	9.2	2.7	5.7
Piping systems	69.4	17.9	65.5	16.7	3.9	6.0
Corporate	35.7	3.9	33.2	3.7	2.5	7.5

Consolidated	154.8	16.8	145.7	16.2	9.1	6.2

Stock compensation expense	0.7	0.1%	1.1	0.1%	(0.4)	(36.4)

Facility rationalization and related costs
Water infrastructure	0.9	0.2	1.4	0.3	(0.5)	(35.7)
Piping systems	0.8	0.2	1.3	0.3	(0.5)	(38.5)

Consolidated	1.7	0.2	2.7	0.3	(1.0)	(37.0)

Operating income
Water infrastructure	113.9	21.2	107.0	21.0	6.9	6.4
Piping systems	13.7	3.5	7.6	1.9	6.1	80.3
Corporate	(36.4)	(3.9)	(34.3)	(3.8)	(2.1)	6.1

Consolidated	91.2	9.9	80.3	8.9	10.9	13.6

Interest expense and early repayment costs	(36.4)	(3.9)	(60.2)	(6.7)	23.8	(39.5)
Interest income	0.5	0.1	1.9	0.2	(1.4)	(73.7)

Income before income taxes	55.3	6.0	22.0	2.4	33.3	151.4
Income tax expense	22.7	2.5	10.0	1.1	12.7	127.0

Net income	$32.6	3.5%	$12.0	1.3%	$20.6	171.7

Segment EBITDA(1)
Water infrastructure	138.1	25.8	125.9	24.7	12.2	9.7
Piping systems	30.4	7.9	37.2	9.5	(6.8)	(18.3)

Total segment EBITDA	$168.5	18.3	$163.1	18.1	$5.4	3.3

(1)
Segment EBITDA is used to measure performance of our segments and the Company defines it as net income (loss) plus income tax expense, interest expense and early repayment costs (not net of interest income), depreciation and amortization expense and royalty expenses. This performance measure may not be comparable to segment EBITDA as reported by other companies.

          The Company evaluates segment performance based on segment EBITDA. A reconciliation of segment EBITDA to consolidated income before income taxes follows:

	Fiscal Year ended September 30, 2003	Fiscal Year ended September 30, 2002
	(as restated)(3)	(as restated)(3)
Total segment EBITDA	$168.5	$163.1
Unallocated corporate costs	(10.5)	(4.6)
Interest expense and early repayment costs	(36.4)	(60.2)
Depreciation and amortization	(66.3)	(62.8)
Royalty expense	—	(13.5)

Income before income taxes	$55.3	$22.0

(2)
Percentages are by segment, if applicable.

(3)
See Note 2 to our consolidated financial statements for a discussion of the restatement.

        Net Sales.    Net sales for the year ended September 30, 2003 increased by $21.0 million, or 2.3%, from $901.9 million in 2002 to $922.9 million in 2003.

        Water infrastructure net sales for the year ended September 30, 2003 increased by $26.7 million, or 5.2%, from $509.4 million in 2002 to $536.1 million in 2003. Excluding the impact of our acquisitions of Milliken (January 2003) and Hydro Gate (December 2001), which contributed an additional $7.1 million and $2.0 million, respectively, to water infrastructure net sales for the year ended September 30, 2003, water infrastructure net sales increased by $19.8 million or 3.9%. The market demand for water infrastructure products was primarily driven by sales volume growth, including an increase for water valve products and to a lesser extent, fire hydrants and iron body valves, reflecting the continued strength of the U.S. residential construction market and the construction of water and wastewater treatment facilities in the United States. This increase was partially offset by a decrease in net sales of castings (e.g., manhole covers) due, in part, to volume declines in the Canadian market as a result of our decision not to participate in market price cuts.

        Piping systems net sales for the year ended September 30, 2003 decreased by $5.7 million, or 1.5%, from $392.5 million in 2002 to $386.8 million in 2003. Decreases in piping systems net sales were primarily driven by weakness in the U.S. non-residential construction market. In addition, competition from foreign producers maintained price pressure on purchased products. The decline in net sales was partially offset by improved sales in Canada of $6.3 million due to the strength of the Canadian dollar relative to the U.S. dollar and the strength in the Canadian non-residential construction market and improved sales in Europe of $2.2 million as a result of an increase in sales of our Gruvlock products to Tyco.

        Gross Profit.    Gross profit for the year ended September 30, 2003 increased $18.6 million, from $229.8 million in 2002 to $248.4 million in 2003. Gross margin increased from 25.5% to 26.9%.

        Water infrastructure gross profit for the year ended September 30, 2003 increased $9.1 million, from $155.4 million in 2002 to $164.5 million in 2003. Gross margin increased slightly from 30.5% in 2002 to 30.7% in 2003. The increase in gross profit was driven, in part, by the acquisition of Milliken and a full year of ownership of Hydro Gate, which together contributed a total of $1.6 million to the increase in gross profit for the year ended September 30, 2003. Excluding the impact of the Milliken and Hydro Gate acquisitions, gross profit increased $8.1 million and was impacted by increased sales volumes and the effects of cost reductions related to the fully integrated "no-bake" casting line at our Chattanooga facility and improvements at our Hersey Meters facilities that improved production volumes efficiencies. The improvement in gross profit was partially offset by general inflationary pressures including a $3.5 million increase in pension and insurance costs.

        Piping systems gross profit for the year ended September 30, 2003 increased $9.5 million, from $74.4 million in 2002 to $83.9 million in 2003. Gross margin increased 2.7% from 19% to 21.7%. The increase in our 2003 gross profit was primarily driven by a $13.5 million decrease in royalty payments due to the termination at the end of 2002 of the royalty payment obligation to Tyco for the Grinnell product name and cost reductions associated with certain facility rationalization projects, including plant closings and other restructuring events, which occurred in 2002. The impact of a stronger Canadian dollar and strength in the Canadian non-residential construction market also contributed to the increase. The increase in gross profit was partially offset by increased costs of steel scrap and pipe as a result of tariffs on imported steel and supplier consolidation which reduced capacity and increased worldwide steel demand, lower prices for piping systems products due to competitive pressures, including pressures from foreign producers, and sales volume decreases due to lower U.S. non-residential construction.

        Selling, General & Administrative Expense.    SG&A for the year ended September 30, 2003 increased $9.1 million, from $145.7 million in 2002 to $154.8 million in 2003. As a percentage of net sales, SG&A increased from 16.2% in 2002 to 16.8% in 2003.

        Water infrastructure SG&A for the year ended September 30, 2003 increased $2.7 million, from $47.0 million in 2002 to $49.7 million in 2003. As a percentage of net sales, SG&A increased from 9.2% in 2002 to 9.3% in 2003. This increase in SG&A expense as a percentage of net sales was driven in part by the Milliken and Hydro Gate acquisitions, which contributed $1.6 million and $0.3 million to SG&A, respectively, in 2003. Excluding the impact of the Milliken and Hydro Gate acquisitions, SG&A expense increased $1.8 million, primarily as result of an increase in legal, accounting and consulting fees and an increase in insurance premiums and employee benefit costs.

        Piping systems SG&A for the year ended September 30, 2003 increased $3.9 million, or 6.0%, from $65.5 million in 2002 to $69.4 million in 2003. As a percentage of net sales, SG&A increased from 16.7% in 2002 to 17.9% in 2003. This increase in SG&A expense was driven by a number of factors, including a $1.4 million fluctuation in bad debt expense as a result of a large bad debt recovery in 2002 and the bankruptcy of a customer in 2003, an increase in Canadian distribution costs as a result of fluctuations in the value of the Canadian dollar relative to the U.S. dollar, increased legal and consulting fees and increased insurance rates and employee benefits costs. These increases were offset, in part, by cost reductions in our piping systems U.S. distribution network.

        Corporate expenses for the year ended September 30, 2003 were $35.7 million as compared to $33.2 million in 2002, an increase of $2.5 million primarily due to fees incurred in connection with potential acquisitions and dispositions that were not completed.

        Facility Rationalization and Related Costs.    Water infrastructure facility rationalization costs decreased $0.5 million in 2003 as compared to 2002, reflecting lower asset impairment charges and the completion of its implementation of lost foam production technology. Piping systems facility rationalization costs also decreased $0.5 million in 2003 as compared to 2002, reflecting lower facility consolidation and cost reduction activity.

        Interest Expense and Early Debt Repayment Costs.    Interest expense and early debt repayment costs for 2003 was $36.4 million, or a 39.5% decrease from $60.2 million for 2002. During 2002, we refinanced $530.0 million of term loans under our senior credit facility. This resulted in a $12.2 million decrease in interest expense due to lower interest rates and a $1.6 million write off of deferred financing fees charged to interest expense and early debt repayment costs in 2002. There was a $9.6 million decline in interest expense and early debt repayment costs due to changes in the mark-to-market valuation of our interest rate swaps related to the term debt. Additionally, there was a $1.0 million decrease in interest expense and early debt repayment costs related to a decline in use of our revolving credit facility.

        Income Tax Expense.    Income tax expense for the fiscal year ended September 30, 2003 was $22.7 million as compared to $10.0 million in 2002. The effective tax rate in 2003 was 41.0% as compared to 45.5% in 2002. This change was driven primarily by tax accrual adjustments recorded in 2002 upon finalization of the 2001 tax return filings.

        Segment EBITDA.    Water infrastructure EBITDA for the year ended September 30, 2003 was $138.1 million, a $12.2 million increase over the $125.9 million of EBITDA reported for the year ended September 30, 2002. Excluding the impact of the Milliken acquisition and ownership of Hydro Gate for a full year, EBITDA would have increased $11.1 million or 9.6%, while EBITDA margin would have remained constant. The increase in water infrastructure EBITDA was primarily driven by increased sales volumes due to the continued strength in the U.S. residential construction market and the construction of water and waste water treatment facilities in the United States.

        Piping systems EBITDA for the year ended September 30, 2003 was $30.4 million, a $6.8 million decrease from the $37.2 million of EBITDA reported for the year ended September 30, 2002. The decrease was primarily driven by volume decline, cost increases and increased SG&A expenses experienced by our piping systems products segment as described above.

Liquidity and Capital Resources

        Our principal sources of liquidity have been and are expected to be cash flow from operations and borrowings under our senior credit facility. Our principal uses of cash will be debt service requirements as described below, capital expenditures, working capital requirements, dividends to our parent company and possible acquisitions.

Debt Service

        As of September 30, 2004, we had: (a) total consolidated indebtedness of approximately $932.6 million; and (b) approximately $56.6 million of borrowings available under the revolving credit facility, subject to customary conditions. As of September 30, 2004, we had obtained $23.4 million in letters of credit under the senior credit facility, which reduces availability for borrowings thereunder. The significant debt service obligations under the credit facility and indentures could have material consequences to our security holders. See "Item 1.—Business—Risk Factors." Our key financial covenants are dependent on attaining certain levels of EBITDA, as defined in the respective debt arrangements. The most restrictive covenant in effect at September 30, 2004 related to a leverage ratio, as defined in the senior credit facility, which required approximately $149.9 million of EBITDA over the trailing twelve months, based on net debt outstanding at September 30, 2004. EBITDA, as defined in the senior credit facility, exceeded $200.0 million over the trailing twelve months.

        Senior Credit Facility.    The senior credit facility includes an amortizing term loan maturing April 23, 2011 in the initial aggregate principal amount of $545.0 million ($30.0 million of which has since been repaid) and a $80.0 million revolving credit facility that will terminate April 23, 2009. The revolving credit facility and/or the term loan facility is subject to a potential, although uncommitted, increase of up to an aggregate of $50.0 million at our request at any time prior to maturity. In addition, although uncommitted, a sub-facility may be made available to one or more of our restricted foreign subsidiaries in an aggregate principal amount of up to $30.0 million or the foreign currency equivalent thereof. This increase and the additional foreign currency sub-facility will only be available if one or more financial institutions agree to provide them.

        Borrowings under the senior credit facility bear interest based on a margin over, at our option, the base rate or the reserve-adjusted London-interbank offered rate, or LIBOR. The applicable margin is 2.75% over LIBOR and 1.50% over the base rate for term loans. The applicable margin under the revolving senior credit facility is a range of 2.25% to 3.25% over LIBOR and a range of 1.00% to 2.00% over the base rate, depending on our ratio of consolidated debt to EBITDA as defined in the senior credit facility. At September 30, 2004 the applicable margin on the revolving senior credit facility was 3.25% over LIBOR and 2.00% over the base rate. Our obligations under the senior credit facility are guaranteed by our parent company and all our existing and future domestic restricted subsidiaries and are secured by substantially all of the assets of our company and the subsidiary guarantors, including a pledge of the capital stock of all our existing and future domestic subsidiaries, a pledge of no more than 65.0% of the voting stock of any foreign subsidiary, a pledge of all intercompany indebtedness in favor of our company and our domestic restricted subsidiaries, and a pledge of our company's capital stock by our parent company. The senior credit facility contains customary covenants, including covenants that limit our ability to incur debt and liens, pay dividends and make investments and capital expenditures, and events of default.

        Secured Notes.    On April 23, 2004, we issued $100 million principal amount of second priority senior secured floating rate notes that will mature in 2011 and that are guaranteed by each of our existing domestic restricted subsidiaries and secured by second priority liens on the assets securing our senior credit facility (other than certain subsidiary stock). Interest on the secured notes is payable quarterly in cash at a rate equal to three-month LIBOR plus 4.75%. The secured notes contain customary covenants and events of default, including covenants that limit our ability to incur debt, pay dividends and make investments and also include a maintenance covenant limiting our senior total leverage as a multiple of EBITDA, as defined in the indenture.

        Subordinated Notes.    On April 23, 2004, we also issued $315 million principal amount of 10% senior subordinated notes that will mature in 2012 and that are guaranteed by each of our existing domestic restricted subsidiaries. Interest on the subordinated notes is payable semi-annually in cash. The subordinated notes contain customary covenants and events of default, including covenants that limit our ability to incur debt, pay dividends and make investments.

        The indentures governing our notes and the credit facility require that we file our annual and quarterly reports with the SEC on a timely basis. As a result of the internal investigation and restatement described elsewhere in this annual report, this annual report for the 2004 fiscal year is being filed on an untimely basis and our quarterly reports for the first quarter of fiscal 2005 are similarly being filed on an untimely basis. Such failure to file on a timely basis constitutes default under each of the indentures. If the defaults under the Company's indentures were not remedied after delivery of notice of default and a lapse of the relevant 60-day grace period, the holders of the Company's notes would be able to declare the notes immediately due and payable, and the lenders of the Company's senior credit facility would be able to declare the loans immediately due. No notice of default has been delivered under the indentures. The Company has obtained a waiver from the lenders under the credit facility permitting these annual and quarterly reports to be filed by March 31, 2005. Upon filing of this report and our 10-Q for the first quarter of fiscal 2005, we will have remedied the defaults under all these debt instruments.

Capital Expenditures

        We anticipate that we will invest approximately $20.0 million to $30.0 million on capital expenditures in 2005. The senior credit facility restricts capital expenditures. Based on current estimates, management believes that the amount of capital expenditures permitted to be made under the senior credit facility will be adequate to grow our business according to our business strategy and to maintain the properties and business of our continuing operations.

Working Capital

        Working capital totaled $378.4 million at September 30, 2004. Management believes that we will continue to require working capital consistent with past experience. Our working capital increased in 2002, as we built inventory in anticipation of potential disruptions associated with the shutdown of our Statesboro foundry and has remained at such higher levels.

Distributions to our Parent Company

        Our parent company has no material assets other than its ownership of our capital stock and, accordingly, depends upon distributions from us to satisfy its cash needs. Our parent company's principal cash needs will be debt service on its Senior Discount Notes due 2014. The parent company notes do not require cash interest payments until 2009 and contain restrictive covenants that will, among other things, limit the ability of Mueller Water Products, Inc. ("Mueller Water") and its subsidiaries (including us) to incur debt, pay dividends and make investments. Neither we nor any of our subsidiaries guarantee the parent company notes. Mueller Water, however, is a holding company and its ability to pay interest on the parent company notes will be dependent upon the receipt of dividends from its subsidiaries. We are currently Mueller Water's only direct subsidiary.

        The terms of our borrowing arrangements significantly restrict our ability to pay dividends to Mueller Water. Generally, under our notes we can pay dividends only if our fixed charge coverage ratio (as defined) is 2.5 to 1 or better and only from an amount equal to 50% of our cumulative net income (as defined) since January 1, 2004. However, regardless of these restrictions, we can pay dividends under our notes of up to $0.5 million per year to fund payments under the financial advisory agreement described in "Item 13.—Certain Relationships and Related Party Transactions", up to $2.0 million per year for holding company expenses and to fund payments in respect of taxes made pursuant to tax sharing agreements. The senior credit facility generally prohibits us from making "restricted payments", including dividends, subject to specific exceptions, including payments for overhead expenses (including advisory fees to DLJ Merchant Banking II, Inc. under the financial advisory agreement), taxes, the repurchase or redemption of Mueller Water's capital stock held by our employees (subject to certain conditions and limitations), dividends to fund mandatory payments of interest under certain debt issued by Mueller Water (so long as there is no default or event of default) and dividends to fund repurchases or repayments of debt (subject to certain limitations and there being no default or event of default). We may not generate sufficient cash flow or be permitted by the terms of our debt instruments to pay dividends or distributions to Mueller Water in amounts sufficient to allow Mueller Water to pay cash interest on its outstanding indebtedness or to satisfy its other cash needs. Mueller Water would then be required to secure alternate financing, which may not be available on acceptable terms, or at all. Dividends of $0.6 million were paid during fiscal 2004.

Sources of Funds

        We anticipate that our operating cash flow, together with borrowings under the senior credit facility, will be sufficient to meet our anticipated future operating expenses, capital expenditures and debt service obligations as they become due for at least the next twelve months. However, our ability to make scheduled payments of principal of, to pay interest on or to refinance our indebtedness and, to satisfy our other debt obligations will depend upon our future operating performance, which will be affected by general economic, financial, competitive, legislative, regulatory, business and other factors beyond our control. See "Item 1.—Business—Risk Factors."

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

Historical

        Historically, our financing requirements have been funded primarily through cash generated by operating activities and borrowings under our revolving credit facility. From time to time, we have also raised additional funds through term debt offerings.

        Cash flows from operating activities.    Net cash provided by operations was $84.7 million for 2004, an increase of $19.5 million compared to 2003. The improvement was primarily the result of increased earnings before depreciation, amortization and non-cash charges and a decrease in accrued royalty. This was partially offset by increases in accounts receivable due to higher sales in 2004 and increased inventory to meet higher sales demand. Net cash provided by operations was $65.2 million in 2003, an improvement of $17.6 million from 2002. This was primarily the result of an improvement in earnings before depreciation, amortization and non-cash charges.

        Cash flows used in investing activities.    In 2004 we had net cash used in investing activities of $40.7 million compared to net cash used in 2003 of $19.6 million. This was primarily due to the decrease in restricted cash of $11.6 million in 2003 as the final royalty payment was made to Tyco. Also, cash paid for acquired companies increased from $11.2 million in 2003 to $19.8 million in 2004, and capital expenditures were $2.5 million higher in 2004. Net cash used in investing activities declined $19.7 million to $19.6 million for 2003, from $39.3 million for 2002. This decline was principally due to decreased acquisition activity and a reduction in capital expenditures.

        Cash flows from financing activities.    Cash flows used in financing activities increased from $5.5 million in 2003 to $64.1 million in 2004. Excluding the effects of the aforementioned April 2004 recapitalization, this was primarily due to early payment of $50 million of subordinated notes due 2009 and $30.0 million of early payments on our senior credit facility term debt in August 2004. In 2003, we used $5.5 million in financing activities, primarily amortization of the term loan under our senior credit facility. In 2002, we used $12.5 million of net cash in financing activities, primarily in debt repayments and fees paid to the lenders in connection with the amendment of the senior credit facility in June 2002.

Off-Balance Sheet Arrangements

        We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not have any undisclosed borrowings or debt, and we have not entered into any derivative contracts (other than those described in "Item 7A.—Qualitative and Quantitative Disclosure About Market Risk—Interest Rate Risk and—Currency Risk") or synthetic leases. We are, therefore, not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

        We utilize letters of credit and surety bonds in the ordinary course of business to ensure our performance of contractual obligations. As of September 30, 2004, we had $23.4 million of letters of credit and $11.7 million of surety bonds outstanding.

Contractual Obligations

        Our contractual obligations as of September 30, 2004 are set forth below:

Payments Due by Period

Contractual Obligations	Less than 1 Year	1–3 Years	4–5 Years	After 5 Years	Total
	(dollars in millions)
Long-term debt
Principal on long-term debt	$2.2	$5.8	$5.8	$916.2	$930.0
Interest on long-term debt(1)	62.1	123.6	122.8	136.4	444.9
Capital lease obligations	1.0	1.6	—	—	2.6
Operating leases	9.1	13.0	5.5	3.8	31.4
Unconditional purchase obligations(2)	12.3	—	—	—	12.3
Other long-term obligations(3)	—	—	—	—	—

Total contractual cash obligations	$86.7	$144.0	$134.1	$1,056.4	$1,421.2

(1)
Interest on our senior credit facility and secured notes is calculated using LIBOR of 1.84% and 1.69%, respectively, the rates applicable under these debt instruments as of September 30, 2004. Each increase or decrease in LIBOR of 0.125% would result in an increase or decrease in annual interest on the senior credit facility and secured notes of $0.8 million. Because the interest rate under the senior credit facility and secured notes will be variable, actual payments may differ. Interest does not include payments that could be required under our interest-rate swap agreements, which payments will depend upon movements in interest rates and could vary significantly. The payments due on the existing interest rate swaps expiring in May and July 2005 are estimated to be approximately $5.7 million.

(2)
Includes contractual obligations for purchases of raw materials, purchased components and capital expenditures.

(3)
Excludes the deferred payment portion of the purchase price for Star. The Star purchase price is subject to adjustment to reflect, among other things, a deferred payment to be made by us to the extent that the gross profit of the business exceeds the target gross profit from February 1, 2004 to January 31, 2007. Although the maximum amount payable is $23 million, we estimate that the total deferred payment will be approximately $3.0 to $6.0 million. This calculation of the potential Star purchase price adjustment is based on management's best estimate; however, the actual adjustment may be materially different. No deferred payment was earned for the year ended September 30, 2004.

Effect of Inflation; Seasonality

        We do not believe that inflation (except for scrap steel, brass ingot and steel pipe) has had a material impact on our financial position or results of operations.

        Our business is dependent upon the construction industry, which is very seasonal due to the impact of winter or wet weather conditions. Our net sales and net income have historically been lowest, and our working capital needs have been highest, in the three month periods ending December 31 and March 31, when the northern United States and all of Canada generally face weather that restricts significant construction activity and we build working capital in anticipation of the peak construction season, during which time our working capital tends to be reduced.

Critical Accounting Policies

        Our significant accounting policies are described in note 4 to our consolidated financial statements included elsewhere in this annual report. While all significant accounting policies are important to our consolidated financial statements, some of these policies may be viewed as being critical. Such policies are those that are both most important to the portrayal of our financial condition and require our most difficult, subjective and complex estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingent assets and liabilities. These estimates are based upon our historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Our actual results may differ from these estimates under different assumptions or conditions. We believe our most critical accounting policies are as follows:

Pensions

        We sponsor a number of defined benefit retirement plans. The liabilities and annual income or expense of our plans is determined using methodologies that involve several actuarial assumptions, the most significant of which are the discount rate and the long-term rate of asset return.

        In developing the expected long-term rate of return assumption for pension fund assets, we evaluated input from our actuaries, including their review of asset class return expectations as well as long-term inflation assumptions. Projected returns are based on historical returns of broad equity and bond indices. We also considered our historical 10-year compound returns. We anticipate that, as the economy recovers, our investment managers will continue to generate a weighted long-term average rate of return of 7.9%. Our expected long-term rate of return is based on a target asset allocation of 60% equities and 40% fixed-income.

        The discount rate that we utilize for determining future pension obligations is based on a review of long-term bonds that receive one of the two highest ratings given by a recognized rating agency. The discount rate determined on this basis as of September 30, 2004 is 5.8%, down from 6.0% as of September 30, 2003.

        Lowering the expected long-term rate of return by 0.5% (from 7.9% to 7.4%) would have increased our pension expense for the year ended September 30, 2004 by approximately $0.3 million. Lowering the discount rate assumptions by 0.5% would have increased our pension expense for the year ended September 30, 2004 by approximately $0.4 million.

Revenue Recognition

        Revenue from the sale of products is recognized generally upon receipt of products by the customer and where there is persuasive evidence of a sales arrangement, selling prices are fixed and determinable and collectibility from the customer is reasonably assured. Sales are recorded net of cash discounts and rebates.

Receivables

        Receivables relate primarily to customers located in North America. To reduce credit risk, we perform credit investigations prior to accepting an order and, when necessary, require letters of credit to insure payment.

        Our estimate for uncollectible accounts receivable is based upon an analysis of our prior collection experience, specific customer creditworthiness and current economic trends within the industries we serve. In circumstances where we are aware of a specific customer's inability to meet its financial obligation to us (e.g., bankruptcy filings or substantial downgrading of credit ratings), we record a specific reserve to reduce the receivable to the amount we reasonably believe will be collected.

Inventories

        Inventories are recorded at the lower of cost (first-in, first-out) or market value. We maintain a reserve for potential losses on the disposal of our obsolete and slow moving inventory based on regular analysis of our historical usage levels. If our evaluation is understated, we could be required to take larger reserves.

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

        We have recorded provisions associated with income tax exposures. Such provisions require significant judgment and are adjusted when events or circumstances occur that would require a change in the estimated accrual.

Impairment of Long-Lived Assets

        We evaluate our long-lived assets, including intangible assets, for impairments whenever events or changes in circumstances indicate that the carrying amounts of these assets may not be recoverable, and, in any event, at least annually. We consider the carrying value of a long-lived asset to have been impaired if the anticipated undiscounted cash flows from such an asset is less than its carrying value. If our operating performance declines significantly, we may need to record impairment charges to reduce the carrying value of our long-lived assets. Effective October 1, 2001, we adopted SFAS No. 142, which requires that goodwill no longer be amortized, but instead be tested for impairment at least annually and also allows indefinite lived intangibles, such as tradenames, to no longer be amortized. SFAS No. 142 also requires recognized intangible assets to be amortized over their respective estimated useful lives and reviewed for impairment. Any recognized intangible asset determined to have an indefinite useful life will not be amortized, but instead tested for impairment in accordance with the standard until its life is determined to no longer be indefinite. Goodwill is tested for impairment at least annually, using both a discounted cash flow method and a market comparable method. As of October 1, 2001, September 30, 2002, 2003 and 2004, no impairment was indicated.

Stock-Based Compensation

        Currently, we account for our stock-based compensation plan under Accounting Principles Board Opinion No. 25 ("APB No. 25"), "Accounting for Stock Issued to Employees," which requires recognizing compensation costs based upon the intrinsic value of the equity instrument at the grant date. The FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure", which encourages companies to recognize compensation costs based upon the fair value of the equity instrument at the grant date. However, SFAS No. 123 allows companies to continue to apply the provisions of APB No. 25 and make pro forma disclosures assuming a hypothetical fair value application. We have adopted the pro forma disclosure provisions of SFAS No. 148.

        We recognize compensation cost for stock-based compensation arrangements equal to the difference, if any, between the fair value of the stock option and the exercise price at the date of the grant in accordance with the provisions of APB No. 25. All options granted under the Management Incentive Plan were issued at fair value at the date of grant. Fair value is determined by a committee of the board of Mueller Water (or the board of Mueller Water as a whole, if no committee is constituted), which will take into account as appropriate recent sales of shares of Mueller Water's common stock, recent valuations of such shares, any discount associated with the absence of a public market for such shares and such other factors as the committee (or the board, as the case may be) deems relevant or appropriate in its discretion.

        We intend to adopt SFAS No. 123(R), "Share-Based Payment" as of July 3, 2005. See "—Recently Issued Accounting Standards."

        Certain of our employees held options in Mueller Water shares. In connection with the April 2004 recapitalization, Mueller Water modified these stock option awards to accelerate vesting upon completion of the recapitalization. A portion of the dividend distribution to Mueller Water was used to make a payment to its employee optionholders of the excess of the per share dividend to Mueller Water's common stockholders over the exercise price of their options, or approximately $12.6 million in the aggregate, and shares were issued and the options were cancelled. The option cancellation resulted in an additional charge of approximately $18.9 million ($12.6 million cash charge and $6.3 million non-cash charge) in the third quarter of 2004. Additionally, Mueller Water recorded a non-cash compensation charge of approximately $2.3 million related to the loan portion of the shares purchased pursuant to the Mueller Water's Direct Investment Program. These charges total $21.2 million.

Derivative Instruments and Hedging Activities

        We currently use interest rate swaps as required in our senior credit facility to reduce the risk of interest rate volatility. The amount to be paid or received from interest rate swaps is charged or credited to interest expense and early debt repayment costs over the lives of the interest rate swap agreements. Changes in the fair value of derivatives are recorded each period in earnings or Accumulated Other Comprehensive Income (Loss), depending on whether a derivative is designated and effective as part of a hedge transaction and meets the applicable requirements associated with SFAS No. 133. All gains or losses since the adoption of SFAS No. 133 associated with interest rate swaps have been included in earnings and not Accumulated Other Comprehensive Income (Loss).

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

        Additionally, we utilize forward contracts to mitigate our exposure to changes in foreign currency exchange rates from third-party and intercompany forecasted transactions. The primary currency to which we are exposed and as to which we seek to hedge our exposure is the Canadian Dollar. The effective portion of unrealized gains and losses associated with forward contracts are deferred as a component of Accumulated Other Comprehensive Income (Loss) until the underlying hedged transactions are reported in our consolidated statement of earnings. As of September 30, 2003, unrealized losses on outstanding forward contracts totaled $15,000, and as of September 30, 2004, there were no outstanding forward contracts, nor were there any unrealized gains or losses.

Recently Issued Accounting Standards

        In April 2003, the Financial Accounting Standards Board (FASB) issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, except for certain hedging relationships designated after June 30, 2003. The adoption of this statement did not have any impact on the Company's financial condition or results of operations.

        On December 24, 2003, the FASB issued a revision to Staff Interpretation (FIN) No. 46 (revised 2003), which clarified some of the provisions of the original Interpretation No. 46 "Consolidation of Variable Interest Entities," and exempted certain entities from its requirements. The application of revised FIN 46 is required in financial statements of public entities that have interests in variable interest entities commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application by public entities, other than small business entities, for all other types of entities is required in financial statements for periods ending March 15, 2004. At September 30, 2004 the Company did not have any entities that would be considered variable interest entities.

        On December 23, 2003, the FASB issued SFAS No. 132 (revised 2003), "Employers' Disclosures about Pensions and Other Postretirement Benefits." SFAS No. 132 retains the disclosures required by the original Statement No. 132, which standardized the disclosure requirements for pensions and other postretirement benefits to the extent practicable and required additional information on changes in the benefit obligations and fair values of plan assets. Additional disclosures have been added in response to concerns expressed by users of financial statements. Those disclosures include information describing the types of plan assets, investment strategy, measurement date(s), plan obligations, cash flows, and components of net periodic benefit cost recognized during interim periods. This revised Statement is effective for financial statements with fiscal years ending after December 15, 2003. The Company has provided the additional required disclosure information.

        On December 17, 2003, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 104 (SAB 104), Revenue Recognition, which supercedes SAB 101, Revenue Recognition in Financial Statements. SAB 104's primary purpose is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, superceded as a result of the issuance of Emerging Issues Task Force (EITF) 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." Additionally, SAB 104 rescinds the SEC's Revenue Recognition in Financial Statements Frequently Asked Questions and Answers issued with SAB 101 that had been codified in SEC Topic 13, Revenue Recognition. The adoption of this bulletin did not have an impact on the Company's financial condition or results of operations.

        In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments With Characteristics of Both Liabilities and Equity." SFAS 150 establishes standards for how a company classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that a company classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). As discussed in Note 10, Mueller Water issued 16% Senior Exchangeable Preferred Stock in connection with the formation of the Company which would be subject to SFAS 150 for the fiscal year beginning October 1, 2004. The preferred stock was redeemed by Mueller Water on April 23, 2004 (see Note 9). Therefore, the adoption of this statement will not have any impact on the Company's financial condition or result of operations.

        In December 2004, the Financial Accounting Standards Board issued SFAS No. 123(R), "Share-Based Payment." SFAS No. 123(R) replaces SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS No. 123(R) requires compensation costs related to share-based payment transactions to be recognized in the financial statements over the period that an employee provides service in exchange for the award. Public companies are required to adopt the new standard using a modified prospective method and may elect to restate prior periods using the modified retrospective method. Under the modified prospective method, companies are required to record compensation cost for new and modified awards over the related vesting period of such awards prospectively and record compensation cost prospectively for the unvested portion, at the date of adoption, of previously issued and outstanding awards over the remaining vesting period of such awards. No change to prior periods presented is permitted under the modified prospective method. Under the modified retrospective method, companies record compensation costs for prior periods retroactively through restatement of such periods using the exact pro forma amounts disclosed in the companies' footnotes. Also, in the period of adoption and after, companies record compensation based on the modified prospective method. SFAS No. 123(R) is effective for periods beginning after June 15, 2005. The Company plans to adopt SFAS No. 123(R) as of July 3, 2005, the beginning of its fourth fiscal quarter, and to use the modified prospective method. The adoption of SFAS 123(R) is not expected to have a material impact on the company's financial statements for the year ended September 30, 2005, since there are no options granted or outstanding on September 30, 2004.

        In November 2004, the Financial Accounting Standards Board issued SFAS No. 151, "Inventory Costs." SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005. The Company intends to adopt SFAS No. 151 on October 1, 2005, the beginning of its 2006 fiscal year. The adoption of SFAS No. 151 is not expected to have a material impact on the Company's financial statements.

        FASB Staff Position (FSP) No. FAS 109-1 and 109-2 were issued in December 2004, providing guidance on foreign earnings repatriation and qualified production activities of the American Jobs Creation Act (AJCA) that was enacted on October 22, 2004. The AJCA created a temporary incentive for United States multinationals to repatriate accumulated earnings outside the United States by providing an 85 percent dividends received deduction for certain qualifying earnings repatriations in either fiscal 2005 or in fiscal 2006. As of September 30, 2004, the Company has not provided deferred taxes on foreign earnings because any taxes on dividends would be substantially offset by foreign tax credits or because the Company intends to reinvest those earnings indefinitely. Due to the complexity of the repatriation provision, the Company is still evaluating the effects of this provision on its plan for repatriation of foreign earnings and does not expect to be able to complete this evaluation until after Congress or the Treasury Department provides additional guidance clarifying key elements of the provision.

Part 7A.    Qualitative and Quantitative Disclosure About Market Risk

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

Interest Rate Risk

        At September 30, 2004, we had fixed rate debt of $317.6 million and variable rate debt of $615.0 million. The pre-tax earnings and cash flows impact resulting from a 100 basis point increase in interest rates on variable rate debt, holding other variables constant and excluding the impact of the hedging agreements described below, would be approximately $6.2 million per year.

        We have entered into interest rate swap agreements with a notional principal amount of $100.0 million in order to reduce interest rate risks and manage interest expense. The swap agreements, which mature at various times through July 2005, effectively convert floating rate debt under our senior credit facility into fixed-rate debt and carry an average fixed interest rate of 7.52% at September 30, 2004. We plan to retain these interest rate swaps and intend to replace them upon maturity and consider entering into additional interest rate swaps or other interest rate hedging instruments to protect against interest rate fluctuations on our floating rate debt.

        The senior credit facility requires that at least half of our total long-term, non-revolving, debt (as defined in the senior credit facility) be fixed for a period beginning no later than January 22, 2005 and ending April 23, 2007. This requirement can be met with any combination of fixed-rate debt and rate-protection agreements. The Company is currently in compliance with this requirement.

Currency Risk

        Outside of the United States, we maintain assets and operations in Canada and, to a much lesser extent, China. The results of operations and financial position of our foreign operations are principally measured in their respective currency and translated into United States dollars. As a result, exposure to foreign currency gains and losses exists. The reported income of these subsidiaries will be higher or lower depending on a weakening or strengthening of the United States dollar against the respective foreign currency. Our subsidiaries and affiliates also purchase and sell products and services in various currencies. As a result, we may be exposed to cost increases relative to the local currencies in the markets in which we sell. Because a different percentage of our revenues is in foreign currency than our costs, a change in the relative value of the United States dollar could have a disproportionate impact on our revenues compared to our cost, which could impact our margins.

        A portion of our assets are based in our foreign locations and are translated into United States dollars at foreign currency exchange rates in effect as of the end of each period, with the effect of such translation reflected in other comprehensive income (loss). Accordingly, our consolidated stockholders' equity will fluctuate depending upon the weakening or strengthening of the United States dollar against the respective foreign currency.

        Our strategy for management of currency risk relies primarily on conducting our operations in a country's respective currency and may, from time to time, involve currency derivatives, primarily forward foreign exchange contracts, to reduce our exposure to currency fluctuations. As of September 30, 2004, we had no foreign exchange contracts outstanding.

Raw Materials Risk

        Our products are made from several basic raw materials, including sand, resin, brass ingot, steel pipe, and scrap steel and iron, whose prices fluctuate as market supply and demand change. Accordingly, product margins and the level of profitability can fluctuate if we are not able to pass raw material costs on to our customers. Management estimates that raw materials accounted for 10-15% of our cost of goods sold in 2002 through 2003 and accounted for approximately 15-17% of our cost of goods sold due to increasing raw material prices in 2004. See "Item 1.—Business—Raw Materials" and "Item 1.—Risk Factors—Our results have been, and may continue to be, adversely impacted by increases in raw materials prices." Historically, we have been able to obtain an adequate supply of raw materials and do not anticipate any shortage of these materials. We generally purchase raw materials at spot prices but may, from time to time, enter into commodity derivatives to reduce our exposure to fluctuation in the price of raw materials. As of September 30, 2004, we had no open contracts to hedge our exposure to price changes of raw materials.

Item 8.    Financial Statements and Supplementary Data

        The consolidated financial statements and supplementary data of Mueller Water Products, Inc. are filed as part of this annual report beginning on page F-1 and incorporated by reference in this Item 8.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None

Item 9A. Controls and Procedures

        We became subject to the requirements of the Exchange Act and the rules promulgated thereunder on August 10, 2004. Prior to that time, we were a private company. In August 2004, as a result of our becoming subject to SEC reporting requirements, we initiated several steps designed to improve our internal control structure and procedures for financial reporting, including the launch of a new global compliance program under the direction of George Bukuras, our General Counsel, who assumed the position of Chief Compliance Officer, reporting to the Audit Committee, and the creation of a new internal audit function under the direction of a new Director of Internal Audit.

        In August 2004, our management advised our Audit Committee that a deficiency in internal controls had been noted related to unauthorized journal entries found at one of our Anvil facilities totaling $1.1 million made in fiscal 2003 and 2004. Additionally, in August 2004, management advised the Audit Committee of a revision of interim financial statements provided to our note holders under our indenture prior to the filing of our Form 10-Q for the third quarter. We conducted an in-depth investigation of the circumstances underlying the unauthorized journal entries and took appropriate remedial actions..

        In November 2004, our Audit Committee was notified of alleged potential accounting improprieties concerning our accounting for inventory reserves and certain questions concerning revenue recognition. The Audit Committee appointed an independent law firm to investigate the allegations. The report identified several areas requiring financial review by the Company principally concerning the excess and obsolete (E&O) inventory reserve matters discussed below, the capitalization of costs relating to a project that should have been expensed in prior periods, the accrual of reserves for this project without identifying support for such accruals and the timing of recognition of revenue with regard to full truckload shipments that were not immediately dispatched to customers by certain freight carriers used by the Company. The Company also has identified some additional annual and interim out-of-period items in the course of finalizing the 2004 financial statements. In addition, the Company determined that the value it assigned to stock compensation in connection with the April 2004 recapitalization and the $1.1 million of unauthorized journal entries identified in the third quarter of 2004 should be revised. As a result of these findings, the Company has restated its previously issued annual financial statements for 2002 and 2003, as well as for interim periods in 2003 and the nine-months ended June 26, 2004, included in this annual report on Form 10-K.

        The investigation report did not identify any fraud or intentional misconduct by the Company or any of its employees. However, the report identified: deficiencies in the Company's internal controls; a failure to establish, document or properly train personnel with respect to certain accounting policies; a lack of understanding and proper application of certain accounting policies by Company personnel; a lack of sufficient technical expertise and understanding of SEC and accounting rules by financial reporting personnel; an approach by personnel at the Company's Henry Pratt Company subsidiary to establishing E&O inventory reserves that was at least negligent; and a failure by the Company's senior financial management to exercise proper diligence over and supervise the Henry Pratt E&O matters, including a lack of appreciation of the impact of such issues on management certifications and management representation letters (or the significance of such certifications and letters) or the need to promptly inform the Company's independent registered public accounting firm of such issues. In connection with the audit of our fiscal 2004 results and as a result of the investigation, we have concluded that the aforementioned matters represent reportable conditions (as defined in AU 325, "Communication of Internal Control Related Matters Noted In An Audit", of the AICPA professional standards) that collectively constitute a material weakness in ou internal control over financial reporting. These reportable conditions include:

  •
  lack of personnel with experience in reporting and control procedures for SEC registrants;

  •
  lack of sufficient controls in place to prevent or detect on a timely basis unauthorized journal entries;

  •
  need for improvement of controls over information technology data conversion and program changes;

  •
  need for improvement over the development and communication of income tax provisions;

  •
  need to establish more effective controls surrounding "whistleblower" hotline complaints and internal certifications so that issues are communicated on a more timely basis by management to the audit committee and the independent registered public accounting firm;

  •
  need for improvement of controls relating to revenue recognition associated with full truckload shipments not immediately dispatched by freight carriers; and

  •
  need to establish more formal controls and procedures regarding assessment of financial exposures and transactions, including consideration of accounting implications and GAAP treatment.

        Our board adopted recommendations set forth in the investigative report and, at this time, we are continuing to take steps to improve our disclosure controls and procedures, including our internal control structure and procedures for financial reporting to enhance our ability to produce SEC reports within the time periods and in the form required under the Exchange Act. In order to comply with these requirements, we:

  •
  reassigned our Chief Financial Officer, appointed an Interim Chief Financial Officer and are in the process of hiring additional accounting and finance staff;

  •
  have introduced increased training for our existing financial and accounting and other staff;

  •
  have retained third party consultants with significant SEC financial reporting experience to provide assistance in complying with SEC reporting requirements;

  •
  have formed a disclosure committee to supervise the preparation of our Exchange Act Reports and other public communications;

  •
  are in the process of improving our controls over, and developing written policies and procedures that will cover, all of our significant accounting processes, including the making of journal entries, the development and communication of income tax provisions, information data conversion issues and program changes, revenue recognition and assessing financial exposures;

  •
  intend to improve and centralize our control over our information technology; and

  •
  continue to implement global compliance initiatives under the direction of our Chief Compliance Officer.

        In light of the deficiencies identified above, our chief executive officer and interim chief financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d -15(e) of the Securities and Exchange Act of 1934, as amended) at September 30, 2004 were not effective. Nonetheless, our chief executive officer and interim chief financial officer believe that the subsequent procedures we performed in connection with our preparation of this annual report, including, in particular, increased review and analysis of transactions, account balances and journal entries in the areas where weaknesses were identified, provide reasonable assurance that the identified deficiencies did not lead to material misstatements in our consolidated financial statements presented in this annual report.

        Except for the matters and the efforts taken and underway as described above, there were no significant changes in our internal controls over financial reporting or other factors that have materially affected or are reasonably likely to materially affect these internal controls over financial reporting as of the end of the period covered by this report.

Item 9B.    Other Information

        None

PART III

Item 10.    Directors and Executive Officers of the Registrant

        The following table sets forth the name, age and position of each of our executive officers and directors.

Name	Age	Position
Dale B. Smith	60	President, Chief Executive Officer and Director
Thomas E. Fish	50	Interim Chief Financial Officer and President, Piping Systems Products Segment
George P. Bukuras	48	Vice President, General Counsel, Chief Compliance Officer and Secretary
Darrell Jean	46	Vice President, Business Development
Doyce Gaskin	49	Vice President, Manufacturing
Thompson Dean	46	Chairman of the Board of Directors
Joseph Lucke	34	Director
Charles Pieper	58	Director
Vincent Sarni	76	Director

        Dale B. Smith, 60, President, Chief Executive Officer and Director

        Mr. Smith has been President and Chief Executive Officer of Mueller since August 1999. Prior to that time, Mr. Smith served as Executive Vice President of Mueller Co. from June 1994 to August 1999, Executive Vice President of Finance for Tyco Europe from 1992 to 1994, Director of Mergers and Acquisitions for Tyco from 1988 to 1992, Director of Mergers and Acquisitions for Grinnell Corp. from 1986 to 1988, Chief Financial Officer of Ludlow Corp. (a Tyco Company) from 1983 to 1986 and Corporate Controller for Grinnell Corp. from 1981 to 1983. From 1971 to 1981, Mr. Smith was employed by Price Waterhouse & Co. as a certified public accountant. Mr. Smith graduated from Middlebury College with an A.B. in Economics in 1967 and received an M.B.A. in Finance and Accounting from the University of Rochester in 1971.

        Thomas E. Fish, 50, Interim Chief Financial Officer and President, Piping Systems Products Segment

        Mr. Fish was appointed Interim Chief Financial Officer in January 2005. Mr. Fish also has been President of our piping systems products segment since 1999. Mr. Fish served as Vice President of Manufacturing for Grinnell Corp. from 1996 to 1999, Vice President of Finance and Administration for Grinnell Corp. from 1992 to 1996, Corporate Controller for Grinnell Corp. from 1984 to 1992 and Director of Internal Audit for Grinnell Fire Protection Systems from 1982 to 1984. Mr. Fish was employed by Price Waterhouse & Co. from 1976 to 1982 as a certified public accountant. Mr. Fish graduated from the University of Rhode Island with a B.S. in accounting in 1976.

        George P. Bukuras, 48, Vice President, General Counsel, Chief Compliance Officer and Secretary

        Mr. Bukuras has been Vice President, General Counsel and Secretary of Mueller Group, Inc. since 2000 and the Company's Chief Compliance Officer since August 2004. Before joining Mueller, Mr. Bukuras was a principal attorney with Lapping & Bukuras from 1988 to 2000. Prior to that, Mr. Bukuras was with Atlantic/Tracy, Inc. as Executive Vice President from 1986 to 1988, as General Manager from 1985 to 1986, and as Controller from 1982 to 1985. From 1978 to 1982, Mr. Bukuras was employed as an auditor by Price Waterhouse & Co. Mr. Bukuras graduated from Suffolk University in 1978 with a B.S. in Business Administration, and a J.D. in 1987. Mr. Bukuras is a member of the bars of the Commonwealth of Massachusetts and the State of New Hampshire. Mr. Bukuras is also a certified public accountant.

        Darrell Jean, 46, Vice President, Business Development

        Mr. Jean has been Vice President, Business Development since February 2005. From 1999 through January 2005, he served as Vice President and Chief Financial Officer of Mueller. Prior to that time, Mr. Jean served as Corporate Controller for Mueller from 1995 to 1999. From 1987 to 1995, Mr. Jean held several financial positions within Mueller, including Corporate Controller, Assistant Corporate Controller and Manager of Financial Reporting. Prior to that, Mr. Jean was a Senior Cost Accountant with Olin Corporation from 1984 to 1987 and a Project Cost Accountant with HBE Corporation from 1980 to 1984. Mr. Jean graduated from Southern Illinois University with a B.S. in Accounting in 1980.

        Doyce Gaskin, 49, Vice President, Manufacturing

        Mr. Gaskin has been the Vice President, Manufacturing since February, 1999. He served as Plant Manager, Chattanooga from 1996 to 1999 and as Manufacturing Manager, Albertville from 1994 to 1996. Prior to that time, Mr. Gaskin held a variety of positions at Mueller's Albertville Plant, including Maintenance & Plant Engineering Manager (3 years), Maintenance Superintendent (8 years) and Production Supervisor (8 years). Mr. Gaskin graduated from Snead State with an Associates Degree in Business Administration/Management in 1988.

        Thompson Dean, 46, Chairman of the Board of Directors

        Mr. Dean is a Managing Director of Credit Suisse First Boston's Alternative Capital Division and Head of Leveraged Corporate Private Equity, based in New York. He is responsible for the Alternative Capital Division's worldwide leveraged buyout business. Mr. Dean joined Credit Suisse First Boston in November 2000 when the Firm merged with Donaldson, Lufkin & Jenrette, where he was Managing Partner of DLJ Merchant Banking Partners. Mr. Dean serves as Chairman of the Board of DeCrane Aircraft Holdings, Inc. and Nycomed Inc. Mr. Dean received a B.A. from the University of Virginia, where he was an Echols Scholar, and an M.B.A. with high distinction from Harvard Business School where he was a Baker Scholar.

        Joseph Lucke, 34, Director

        Mr. Lucke is a Principal of Credit Suisse First Boston's Alternative Capital Division, based in New York. Mr. Lucke joined Credit Suisse First Boston in November 2000 when the Firm merged with Donaldson, Lufkin & Jenrette, where he was an Associate in DLJ's merchant banking group. Mr. Lucke was formerly an investment banking professional at Morgan Stanley & Co. in London and J.P. Morgan & Co. in New York. Mr. Lucke received a B.B.A., summa cum laude, from Simon Fraser University in Canada and an M.B.A., summa cum laude, from the University of Chicago Graduate School of Business. Mr. Lucke holds a Chartered Financial Analyst designation.

        Charles Pieper, 58, Director

        Mr. Pieper joined Credit Suisse First Boston's Alternative Capital Division in 2004 as an Operating Partner. He is responsible for the oversight of DLJ Merchant Banking portfolio companies and for providing assistance in the due diligence and review of business processes for prospective investments. In addition, Mr. Pieper is responsible for strategic planning and growth for the new Alternative Capital Division funds and the development of operating plans for Alternative Capital Division businesses. Prior to joining Credit Suisse First Boston, he held senior operating positions in both private industry and in private equity, and was an executive advisor to Boston Consulting Group. During his 18-year career at General Electric, Mr. Pieper served as President and Chief Executive Officer of GE Japan, Korea, Taiwan; GE Medical Systems Asia; Yokogawa Medical Systems; GE Lighting Europe and GE Trading Co. He joined GE in 1981, after five years in the Navy, including service in Vietnam, and three years as a consultant at the Boston Consulting Group. Mr. Pieper was also an Operating Partner with Clayton, Dubilier & Rice and spearheaded CD&R's European practice. Mr. Pieper received a B.A. from Harvard College in 1969 and an M.B.A. with distinction from Harvard Business School in 1978.

Mr. Pieper previously served as Chairman and Acting CEO of Alliant Foodservice, Inc. and U.S. Office Products, Chairman of North American Van Lines, and Vice Chairman of Dynatech. Mr. Pieper also served as Chairman of the Board of Directors of Fairchild Dornier Corporation and Italtel Holding S.p.A.

        Vincent Sarni, 76, Director

        Mr. Sarni has served on our Board of Directors since March 2001. Mr. Sarni retired from PPG Industries, Inc. in August 1993, concluding a 25-year career with the company, and is currently an independent consultant. He served as Chairman of the Board and Chief Executive Officer of PPG from 1984 until his retirement in 1993. Mr. Sarni currently serves as a director of the Ayco Charitable Foundation. He is a former director of Amtrol, Inc., Brockway, Inc., Hershey Foods Corp., Honeywell, Inc., LTV Corporation, Mellon Bank, Noveon Inc. and PNC Financial Corp. Mr. Sarni is also a former Chairman of the Pittsburgh Pirates. Mr. Sarni holds a bachelor of science from the University of Rhode Island. He completed graduate studies in marketing at New York University Graduate School of Business and the advanced management program of Harvard Business School.

  Audit Committee Financial Expert

        Our Audit Committee is comprised of two non-management directors who are appointed by the Board of Directors: Mr. Vincent Sarni and Mr. Joseph Lucke. Our Board of Directors has considered the definition of "audit committee financial expert" adopted by the United States Securities and Exchange Commission and has determined that Mr. Sarni is an audit committee financial expert. Our Board of Directors has determined that Mr. Sarni is independent, as defined under Rule 10A-3 of the Exchange Act.

  Code of Conduct

        Effective March 29, 2005, we adopted a Code of Conduct applicable to our Chief Executive Officer and Chief Financial Officer (who is our principal financial officer and principal accounting officer), which is compliant with Item 406 of Regulation S-K. Our Code of Conduct is filed as an exhibit to this annual report.

Item 11.    Executive Compensation

        The aggregate remuneration during 2003 and 2004 of our Chief Executive Officer and our four other most highly compensated executive officers whose salary and bonus exceeded $100,000 for the fiscal year ended September 30, 2004, is set forth in the following table. The individuals named in the table will be referred to as our named executive officers:

Summary Compensation Table

Long Term Compensation
Annual Compensation
Awards Long Term Incentive Plan Payouts
Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation		Restricted Stock Award(s)	Securities Underlying Options		All Other Compensation
Dale B. Smith President and Chief Executive Officer	2004 2003	$350,000 350,000	$2,245,320 1,273,327	(1 (1	) )	— —	— —	— —	— —
Thomas E. Fish Interim Chief Financial Officer and President, Piping Systems Products Segment(2)	2004 2003	245,000 245,000	378,800 158,600	(1 (1	) )	— —	— 157,500	— —	— —
George P. Bukuras Vice President, Chief Compliance Officer, General Counsel and Secretary	2004 2003	200,000 198,333	311,850 176,851	(1 (1	) )	— —	— —	— —	— —
Darrell Jean Vice President, Business Development(2)	2004 2003	188,333 177,500	561,330 318,332	(1 (1	) )	— —	— 157,500	— —	— —
Doyce Gaskin Vice President, Manufacturing	2004 2003	165,000 158,333	450,847 284,326	(1 (1	) )	— —	— 157,500	— —	— —

(1)
The amount is less than $50,000 and 10.0% of annual compensation for that individual.

(2)
Mr. Jean served as our Chief Financial Officer through January 26, 2005. On January 27, 2005, Mr. Fish was appointed our Interim Chief Financial Officer. Effective March 1, 2005, Mr. Fish's annual base salary was increased to $275,000.

Stock Option and Stock Appreciation Rights

        No grants of stock options to purchase shares of our common stock or stock appreciation rights were made to our named executive officers during the fiscal year ended September 30, 2004.

Exercises and Holdings of Stock Options and Stock Appreciation Rights

        None of our named executive officers held stock options or stock appreciation rights at year end and none exercised stock options to purchase shares of our common stock or stock appreciation rights during the fiscal year ended September 30, 2004. Our April 2004 recapitalization constituted a "recapitalization" (as defined under the award agreement) which caused all outstanding options to vest concurrently with the April 2004 recapitalization. All such options were cancelled and shares subject to transfer restrictions were issued to each option holder. See "Item 13.—Certain Relationships and Related Party Transactions—Proceeds of the April 2004 Recapitalization" for information about proceeds of the recapitalization.

Long-Term Incentive Plan Awards

        We do not have any long-term incentive plans.

Pension Plan

        None of our named executive officers participate in any defined benefit pension plan. Our named executive officers participate in our 401(k) plan, under which they receive matching company contributions.

Stock Option and Incentive Plans

Amended and Restated Mueller Water Products, Inc. Management Incentive Plan

        The Amended and Restated Mueller Water Products, Inc. ("Mueller Water") Management Incentive Plan has been effective since August 31, 2000. The plan provides for the grant of incentive stock options and non-qualified stock options. Upon the completion of the April 2004 recapitalization, Mueller Water cancelled all then-outstanding stock options, which vested in connection with the recapitalization, and granted shares of Mueller Water common stock subject to transfer restrictions on a one-for-one basis. These shares are vested but will be subject to restrictions regarding their transferability. No options have been granted since the recapitalization, and none are currently expected to be granted.

Mueller Water Products, Inc. Direct Investment Program

        The Mueller Water Products, Inc. Direct Investment Program has been effective as of August 31, 2000. Each participant was entitled to purchase that number of shares of Mueller Water common stock set forth by the plan. Pursuant to the plan, one-half of the shares purchased by each participant were purchased through non-recourse loans granted by Mueller Water. In connection with the completion of the April 2004 recapitalization, all such participant loans were repaid in full. After our acquisition by the DLJ Merchant Banking funds, our named executive officers purchased 6,200,000 shares of Mueller Water common stock pursuant to the plan, and on February 12, 2003, Dale B. Smith purchased an additional 476,244 shares of Mueller Water common stock pursuant to the plan. Mueller Water had authorized a maximum of 10,000,000 shares of Mueller Water common stock for participants under the plan, all of which have been purchased as of September 30, 2004.

Employee Agreements and Compensation Arrangements

        Dale B. Smith.    We have entered into an executive employment agreement with Mr. Smith, our President and Chief Executive Officer. The following is a description of the material terms of this agreement.

        Term.    The term of the agreement commenced on August 16, 1999 for an initial term of three years thereafter, and it renews on each anniversary of the commencement date for an additional one-year period, unless Mr. Smith's employment is terminated earlier in accordance with the agreement.

        Base Salary, Bonus and Benefits.    The agreement provides for an initial base salary of $300,000, as adjusted upward by an amount that at least reflects any cost of living increase, as determined by the consumer price index. For the current term of Mr. Smith's employment, his base salary is $350,000. Pursuant to the agreement, Mr. Smith participates in an annual bonus plan providing for an opportunity of not less than 36.0% of a performance based bonus pool established by our board of directors. Historically, performance has been measured by determining our earnings before interest, taxes, depreciation and amortization (as described in further detail in Mr. Smith's agreement); however, performance objectives may be modified by our board of directors. Mr. Smith is also entitled to participate in the employee benefit plans, programs and arrangements as are customarily accorded to our executives.

        Termination of Employment.    The agreement provides that Mr. Smith's employment may terminate upon his death or total disability, by us with or without cause or by Mr. Smith if he experiences a constructive termination without cause. If we terminate Mr. Smith's employment without cause or if he is constructively terminated, then Mr. Smith is entitled to the following:

  •
  continued payment of 18 months' base salary;

  •
  continued payment of 150.0% of his bonus for the fiscal year most recently ended prior to such termination (paid in equal installments during an 18-month period following such termination of employment);

  •
  vesting and exercisability with respect to any equity interest that Mr. Smith has in Mueller Water (whether it be stock options to purchase shares of common stock or other equity);

  •
  the right to sell to us the equity interest described above and all shares previously acquired in connection with such equity interest at a price equal to the fair market value of such equity interest and such shares as of the date of sale; and

  •
  continued participation in benefits until the earlier of the 18-month anniversary of the date of Mr. Smith's termination of employment or such time as he is eligible to receive comparable benefits from subsequent employment or self-employment.

        At any time that Mr. Smith is due any payment because we terminate him without cause or he is constructively terminated, if the generic rating of our long-term unsecured debt is suspended, withdrawn or falls, and such event is not a result of any action taken or omitted to be taken by him during his employment with us, then an amount equal to all remaining payments due to Mr. Smith will be paid within 30 days of such event.

        Confidentiality.    Under the agreement, Mr. Smith has agreed to maintain the confidentiality of certain of our information at all times during his employment and thereafter, unless he obtains the prior written consent of our board of directors.

        Non-competition and Non-solicitation.    Under the agreement, Mr. Smith has agreed not to compete with us during his employment and for 18 months after any termination of his employment. Mr. Smith has also agreed not to solicit any of our employees or agents for or on behalf of any competitor for 18 months after any termination of his employment. If Mr. Smith violates the foregoing non-competition or non-solicitation provisions of his agreement, or if a court rules that these restrictions are not enforceable at any time at which they would have otherwise applied, then Mr. Smith will not be entitled to any of the amounts paid or payable in respect of the period that the restrictions are not observed or during which the restrictions are ruled to be unenforceable.

        George P. Bukuras.    We have entered into an employment agreement with Mr. Bukuras, our Vice President, General Counsel and Secretary. The following is a description of the material terms of this agreement.

        Term.    The term of this agreement commenced on February 1, 2003 for an initial term of one year thereafter, and it renews on each anniversary of the commencement date for an additional one-year period, unless Mr. Bukuras' employment is terminated earlier in accordance with the agreement.

        Base Salary, Bonus and Benefits.    The agreement provides for a base salary of at least $200,000. Pursuant to the agreement, Mr. Bukuras receives an annual bonus, payable at the conclusion of each fiscal year, equivalent to at least 5% of the bonus pool applicable to compensate our executive management. This bonus pool is the same as the pool described above under "—Dale Smith—Base Salary, Bonus and Benefits." Mr. Bukuras is also entitled to participate in all fringe benefits made available to employees generally and employees of a class including him, and to the use of a company owned automobile. Notwithstanding the foregoing, he is not eligible to participate in certain "change of control" benefits, as described further in "—Termination of Employment."

        Termination of Employment.    The agreement provides that if Mr. Bukuras is terminated by us for any reason other than for cause, by voluntary resignation for good reason or by mutual written agreement of the parties, then he will be entitled to a lump-sum severance payment in an amount equal to the sum of:

  •
  18 months' base salary; and

  •
  150.0% of the bonus paid or payable to him for the fiscal year immediately preceding the fiscal year in which such termination of employment occurs.

        Any payment of such severance is conditioned upon Mr. Bukuras' execution of a release of claims against us.

        Confidentiality.    Under the agreement, Mr. Bukuras has agreed to maintain the confidentiality of certain of our information at all times during his employment and for three years thereafter.

        Non-competition.    Under the agreement, Mr. Bukuras has agreed not to compete with us anywhere in the United States or Canada during the term of the agreement and for one year after his termination of employment, so long as we abide by the termination and compensation provisions of the agreement.

        Darrell Jean.    On February 18, 2005, our subsidiary, Mueller Group, Inc. entered into an employment agreement with Mr. Jean relating to his employment with us in a new position as Vice President, Business Development. Mr. Jean previously served as our Chief Financial Officer and was replaced by Mr. Fish on January 27, 2005. The following is a description of the material terms of this agreement.

        Term.    The term of Mr. Jean's employment under the employment agreement is three years with a commencement date of January 1, 2005.

        Base Salary, Bonus and Benefits.    Mr. Jean's annual base salary is $200,000. The salary will be reviewed at least once a year by the compensation committee of our board of directors and will be increased by an amount that is at least equal to the greater of: (i) 4% of Mr. Jean's base salary in effect immediately prior to such adjustment, or (ii) the product of (A) the cost of living increase (as defined in the employment agreement) and (B) Mr. Jean's base salary in effect immediately prior to such adjustment. Mr. Jean will receive an annual bonus equivalent to not less than 5% of the bonus pool applicable to compensate senior executives of Mueller Group (currently, the Senior Executive Bonus Pool of our Management Incentive Plan). Mr. Jean is also entitled to participate in the benefit programs available to Mueller Group employees generally, and employees in the class of senior executives of Mueller Group. Mr. Jean is entitled to receive equity compensation awards in connection with an initial public offering of equity securities by the Company, if any, consummated during his employment with Mueller Group and if other senior executives are entitled to receive such equity compensation awards. The level of Mr. Jean's participation in such equity compensation awards is subject to the sole discretion of our board of directors.

        Termination.    If Mr. Jean's employment is terminated without cause on or before December 31, 2006, the agreement provides for payment of a severance benefit in an amount equal to the greater of: (I) the sum of the unpaid salary and annual bonus for the remainder of the Term, or (II) the sum of (A) 18 months' salary, plus (B) 150.0% of the annual bonus paid or payable to Mr. Jean for the fiscal year immediately preceding the fiscal year in which termination occurs. In the event Mr. Jean is terminated without cause after December 31, 2006 but before January 1, 2008, he will be entitled to severance compensation in an amount as described in clause (II) above. Any such severance payment is conditioned upon the execution by Mr. Jean of a release from complaints, claims, demands, liabilities and rights.

        Confidentiality.    Under the agreement, Mr. Jean is subject to a confidentiality covenant at all times during his employment and for three years thereafter.

        Non-Competition.    Under the agreement, Mr. Jean has agreed not to compete with us anywhere in the United States or Canada during the term of the agreement and for one year after the termination of his employment, so long as we abide by the termination and compensation provisions of the agreement.

        Release.    As consideration for this agreement, Mr. Jean irrevocably and unconditionally released Mueller Group and other specified persons from complaints, claims, demands, liabilities and rights arising from Mr. Jean's employment at Mueller Group through the effective date of this agreement.

        Mueller Group, Inc. Key Employee Severance Plan.    Effective as of March 1, 2003, we implemented a key employee severance plan, under which Mr. Fish is an eligible employee. Under the plan, an eligible employee will receive severance pay:

  •
  if he or she is terminated by us because of a lack of work, the elimination of his or her position or any other reason other than for "cause" (as defined in the plan); or

  •
  if he or she resigns as a result of a "constructive termination without cause" (as defined in the plan),

in either case where such termination of employment occurs within 12 months following a "change of control" (as defined in the plan) of us. Severance pay will equal 18 months of the eligible employee's annual base salary, at the rate in effect on the effective date of his or her termination of employment, and will be made in equal monthly installments commencing on the first payroll date after the effective date of his or her termination of employment. Severance pay will generally be reduced by any other severance benefits, pay in lieu of notice or other similar benefits payable to the eligible employee from or on behalf of us. If we rehire a person receiving severance pay under the plan, then such pay will cease immediately. The provision of severance pay is conditioned upon the eligible employee's execution of a release of claims against us in the form provided by us.

Director Compensation

        None of our directors receive compensation for their services except Vincent Sarni, an independent director. Mr. Sarni receives an annual fee of $20,000, payable in equal quarterly installments, and he is reimbursed for all reasonable out-of-pocket expenses incurred in connection with his service as a director. Mr. Sarni was also granted options to purchase 50,000 shares of Mueller Water common stock at an exercise price of $1.00 per share pursuant to the Amended and Restated Mueller Water Products, Inc. Management Incentive Plan. These options vested in connection with the April 2004 recapitalization and were cancelled and shares subject to transfer restrictions were issued to Mr. Sarni.

Item 12.    Security Ownership of Certain Beneficial Owners and Management

        All of our capital stock is owned by our parent company. The following table sets forth information with respect to the beneficial ownership of Mueller Water's voting common stock as of March 1, 2005 by (1) any person or group who beneficially owns more than five percent of our common stock, (2) each of our directors and executive officers and (3) all directors and executive officers as a group.

        In accordance with the rules of the SEC, beneficial ownership includes voting or investment power with respect to securities and includes shares issuable pursuant to options or conversion rights that are exercisable within 60 days of September 30, 2004, including Class B shares, since they are convertible at any time. Shares issuable pursuant to options or conversion rights are deemed outstanding in computing the percentage held by the person holding the warrants but are not deemed outstanding in computing the percentage held by any other person.

        To our knowledge, except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock.

	Class A and Class B Shares Beneficially Owned
Name of Beneficial Owner
	Number	Percent
DLJ Merchant Banking Partners II, L.P. and related investors(1)	192,288,694	87.2%
Dale B. Smith	9,226,244	4.2%
Thomas E. Fish	1,457,500	*
George P. Bukuras	150,000	*
Darrell Jean	1,357,500	*
Doyce Gaskin	1,207,500	*
Thompson Dean(2) c/o DLJ Merchant Banking Inc. 11 Madison Avenue New York, New York 10010	—	*
Joseph Lucke(2) c/o DLJ Merchant Banking Inc. 11 Madison Avenue New York, New York 10010	—	*
Charles Pieper(2) c/o DLJ Merchant Banking Inc. 11 Madison Avenue New York, New York 10010	—	*
Vincent Sarni Country Club Road Box 84 Rector, PA 15677	50,000	*
All directors and executive officers as a group (9 persons)	13,448,744	6.1%

*
Less than 1%.

(1)
Consists of 104,514,337 shares of Class A common stock and 87,774,357 shares of Class B convertible non-voting common stock convertible to Class A common stock within 60 days held directly by DLJ Merchant Banking Partners II, L.P. and the following related investors: DLJ Investment Partners L.P.; DLJ Investment Partners II, L.P.; DLJ Merchant Banking Partners II-A, L.P.; DLJ Offshore Partners II, C.V.; DLJ Diversified Partners, L.P.; DLJ Diversified Partners-A, L.P.; DLJ Millennium Partners, L.P.; DLJ Millennium Partners-A, L.P.; DLJMB Funding II, Inc.; DLJ First ESC L.P.; DLJ EAB Partners, L.P.; DLJIP II Holdings, L.P.; and DLJ ESC II, L.P. See "Item 13.—Certain Relationships and Related Party Transactions". The address of each of these investors is 11 Madison Avenue, New York, New York 10010, except that the address of DLJ Offshore Partners II is John B. Gorsiraweg 14, Willemstad, Curacao, Netherlands Antilles.

(2)
Mr. Dean, Mr. Lucke and Mr. Pieper are officers in the Alternative Capital Division of Credit Suisse First Boston, of which the DLJ Merchant Banking funds and DLJ Investment Partner funds are a part. Shares shown for Mr. Dean, Mr. Lucke and Mr. Pieper exclude shares shown as held by the DLJ Merchant Banking funds and the DLJ Investment Partners funds, as to which they disclaim beneficial ownership.

Securities Authorized for Issuance Under Equity Compensation Plans

        We have no securities authorized for issuance under equity plans. Our parent, Mueller Water, has an Amended and Restated Management Incentive Plan under which compensatory stock options representing 15 million shares of its common stock, subject to adjustment, are authorized for issuance to employees and directors. This plan was approved by its security holders. No options are currently outstanding under this plan. Mueller Water also has a Direct Investment Program under which certain employees purchased its common stock at a price equal to fair value at the time of the purchase, and Mueller Water loaned employees up to 50% of the total purchase price on a non-recourse basis. As of September 30, 2004, there were no shares remaining for purchase under this program. See "Item 11.—Stock Option and Incentive Plans—Amended and Restated Mueller Water Products, Inc. management Incentive Plan" and note 17 to the consolidated financial statements included in this annual report for a description of terms of this plan and program.

Item 13.    Certain Relationships and Related Party Transactions

Financial Advisory Fees and Agreements

        We pay DLJ Merchant Banking II, Inc. an annual advisory fee of $500,000 in connection with a financial advisory agreement. This agreement will terminate on the earlier of August 15, 2009 and the date that the DLJ Merchant Banking funds no longer own in aggregate more than 50.0% of our equity, unless extended. Additionally, at September 30, 2004 we had payable to DLJ Merchant Banking II $1.0 million as a one-time advisory fee permitted upon the amendment of our senior credit facility.

        Credit Suisse First Boston LLC, an affiliate of the DLJ Merchant Banking funds, has and will receive customary fees and reimbursement of expenses in connection with the arrangement and syndication of our senior credit facility and as a lender and agent thereunder. Credit Suisse First Boston LLC was also one of the initial purchasers in the April 2004 recapitalization. The aggregate amount of all fees payable to entities affiliated with Credit Suisse First Boston LLC in connection with these advisory services and financing arrangements (including those fees mentioned above) was approximately $4.5 million, $0.9 million and $24.0 million in 2002, 2003 and 2004.

        We and our affiliates may from time to time enter into other investment banking relationships with Credit Suisse First Boston LLC or its affiliates pursuant to which Credit Suisse First Boston LLC will receive customary fees and will be entitled to reimbursement for all related reasonable disbursements and out-of-pocket expenses. We expect that any arrangement will include provisions for the indemnification of Credit Suisse First Boston LLC against a variety of liabilities, including liabilities under the federal securities laws.

Subordinated Notes

        In the first quarter of 2004, we redeemed $50 million of our senior subordinated notes due 2009. Affiliates of Credit Suisse First Boston LLC owned approximately 66.9% of such senior subordinated notes and received a $4.7 million prepayment premium in connection with the redemption.

Our Preferred Stock

        In August 1999, our parent company issued an aggregate of $50.0 million liquidation preference of preferred stock to DLJ Merchant Banking funds, which in May 2000 sold the preferred stock to DLJ Investment Partners II, L.P., an affiliate of the DLJ Merchant Banking funds. DLJ Investment Partners subsequently sold a portion of such stock. As of April 23, 2004, the aggregate liquidation preference of the preferred stock with accrued dividends was $105.6 million. Mueller Water used a portion of the net proceeds of the April 2004 recapitalization to redeem its preferred stock.

Investors' Agreement

        Our parent company, the DLJ Merchant Banking funds, certain other institutional investors and our management stockholders have entered into an investors' agreement. The investors' agreement provides that any person acquiring shares of the common stock of Mueller Water who is required by the investors' agreement or by any other compensation agreement or plan of Mueller Water to become a party to the investors' agreement will execute an agreement to be bound by the investors' agreement.

        The agreement generally requires that any party to the agreement that transfers its stock to any permitted transferee, which consist of Mueller Water, other parties to the investors' agreement, their affiliates, relatives and trusts formed for their benefit, is required as a condition to such transfer to have the transferee become a party to the agreement.

Limitations on Transfer of Securities

        The investors agreement imposes transfer restrictions and also provides for customary tag-along and drag-along rights.

Transfer Restrictions

        The management stockholders are generally prohibited from selling their securities except that they may transfer securities:

  •
  to permitted transferees;

  •
  through exercise of their tag-along rights or pursuant to an exercise by others of drag-along rights;

  •
  to the extent that any contract with us requires or permits repurchase of such securities by us upon termination of employment;

  •
  pursuant to an exercise of piggy-back registration rights in any future public offering; provided that each stockholder cannot sell a greater proportion of their shares than the proportion of the DLJ Merchant Banking funds' shares being sold by them; and

  •
  for cash to anyone other than a competitor; provided that the maximum number of shares sold in any twelve month period cannot exceed 20% of such employee's aggregate share ownership at the beginning of the twelve month period.

        Other than the management stockholders, no other parties to the investors agreement are subject to restrictions on transfer.

Tag-Along and Drag-Along Rights

        The investors' agreement entitles the DLJ Merchant Banking funds to require other parties to the agreement to sell their shares to a third party in a bona fide sale if the DLJ Merchant Banking funds elect to transfer more than 50% of their initial stake of shares in us or 50% of any class of securities of the company outstanding at the time of a transfer. In addition, if the DLJ Merchant Banking funds sell 40% or more of their shares of any class, except to a permitted transferee or in a public offering, the other parties to the agreement may also "tag-along" and sell their shares on the same terms, subject to specified restrictions.

Registration Rights

        Parties to the investors' agreement also have specified demand and piggyback registration rights. The agreement also requires us to indemnify the other parties against specified liabilities, including liabilities under the Securities Act.

Governance Rights

        The investors' agreement entitles the DLJ Merchant Banking funds to appoint four of the five members of our board of directors, to increase the number of our directors from five to seven, and to designate the two additional directors in such a case.

Amendment; Termination

        The investors' agreement can only be amended by Mueller Water and holders of at least 75% of the outstanding shares of Mueller Water's common stock. The agreement will terminate in August 2009 or earlier if the DLJ Merchant Banking funds ownership of common shares decreases to be equal to less than 10% of their initial ownership of shares.

Indebtedness of Management

        Under the Mueller Water Products, Inc. Direct Investment Program, certain employees, including the named executive officers, were allowed to purchase shares of Mueller Water common stock at a price equal to the fair value at the time of purchase. Pursuant to the plan, one-half of the shares purchased by each participant were purchased through non-recourse loans granted by Mueller Water. These loans accrued interest at 8.5% per annum, payable upon repayment of the loan. Since October 1, 2002, the following named executive officers received such loans, including accrued interest as of April 15, 2004:

Name	Largest aggregate amount of loans outstanding since October 1, 2002
Dale B. Smith	$3,362,307
Thomas E. Fish	336,231
George P. Bukuras	33,623
Darrell Jean	268,985
Doyce Gaskin	168,115

        The loans were repaid in connection with the April 2004 recapitalization. See "Item 11.—Executive Compensation—Stock Option and Incentive Plans—Mueller Water Products, Inc. Direct Investment Program" and "—Proceeds of the April 2004 Recapitalization."

Proceeds of the April 2004 Recapitalization

        In connection with the April 2004 recapitalization, holders of Mueller Water common stock received $1.91 per share and holders of Mueller Water's then-outstanding options received the excess of the per share dividend to the common stockholders over the exercise price of their options. As a result, the named executive officers received approximately $18.7 million of the proceeds, including $13.0 million, $1.7 million, $0.2 million, $1.6 million and $1.3 million for Messrs. Smith, Fish, Bukuras, Jean and Gaskin, respectively. The named executive officers repaid an aggregate of $3.1 million in principal and $1.1 million in accrued interest as of April 15, 2004 for loans made by Mueller Water to help them purchase Mueller Water common stock with a portion of the proceeds received by them. See "—Indebtedness of Management."

Item 14.    Principal Accountant Fees and Services

        The following table presents information concerning fees paid to PricewaterhouseCoopers LLP ("PwC") in each of those years.

	2003	2004
	(in thousands)
Audit fees(1)	$1,253.7	$1,669.8
Audit-related fees(2)	381.1	121.9
Tax fees(3)	218.8	145.8

(1)
These are fees for professional services performed by PwC for (1) the annual audit and quarterly reviews of our consolidated financial statements, (2) assistance with comfort letters related to our securities offerings and (3) consents filed in our registration statements.

(2)
These are fees for assurance and related services performed by PwC that are reasonably related to the performance of the audit or review of our financial statements but not described in item (1) above, primarily attributable to audits of our employee benefit plan, fees related to potential acquisitions and sales that were not completed.

(3)
These are fees for professional services performed by PwC with respect to tax compliance, tax advice and tax planning. This primarily includes tax review services performed in connection with our federal, state and foreign tax returns and tax advice and assistance regarding statutory, regulatory or administrative developments.

Audit Committee's Pre-Approval Policies and Procedures

        The Audit Committee, which was formed in August 2004, charter provides that the Audit Committee is responsible for appointing, setting compensation for, and overseeing the work of the independent registered public accounting firm. As a result, the Audit Committee, as a routine matter, pre-approves all services provided by the independent registered public accounting firm.

        Accordingly, all services provided by PricewaterhouseCoopers LLP in 2004 following the date Mueller Group became subject to SEC rules and regulations were pre-approved by the Audit Committee as described above. None of such services were approved pursuant to the procedures described in Rule 2-01(c)(7)(i)(C) of Regulation S-X, which waives the general requirement for pre-approval in certain circumstances.

PART IV

Item 15.    Exhibits and Financial Statements.

(a)
Financial Statements

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of September 30, 2004 and 2003
Consolidated Statements of Operations for the Fiscal years ended September 30, 2004, 2003 and 2002
Consolidated Statements of Shareholders' Equity (Deficit) and Redeemable Preferred and Common
    Stock for the Fiscal years ended September 30, 2004, 2003 and 2002
Consolidated Statements of Cash Flows for the Fiscal years ended September 30, 2004, 2003 and 2002
Notes to Consolidated Financial Statements

(b)
Exhibits

EXHIBIT NO.	DOCUMENT
3.1	Certificate of Incorporation of Mueller Group, Inc.(1)
3.2	By-Laws of Mueller Group, Inc.(1)
4.1
Indenture, dated as of April 23, 2004, among Mueller Group, Inc., the Guarantors party thereto and Law Debenture Trust Company of New York for the Second Priority Senior Secured Floating Rate Notes due 2011(3)
4.2	Indenture, dated as of April 23, 2004, among Mueller Group, Inc., the Guarantors party thereto and Law Debenture Trust Company of New York for the 10% Senior Subordinated Notes due 2012(1)
4.3
Intercreditor Agreement, dated as of April 23, 2004, among Mueller Group, Inc., Credit Suisse First Boston and Law Debenture Trust Company of New York (1) The Company has not filed certain debt instruments with respect to long-term debt that does not exceed ten percent of the total assets of the Company and its subsidiaries on a consolidated basis. The Company hereby agrees to furnish a copy of such instruments to the Commission upon request
10.1	Amended and Restated Mueller Water Products, Inc. Management Incentive Plan effective as of February 10, 2003(1)**
10.2	Mueller Water Products, Inc. Direct Investment Program, effective as of August 31, 2000(3)**
10.3	Second Amended and Restated Credit Agreement, dated as of April 23, 2004, among Mueller Group, Inc., the Guarantors party thereto and the lenders party thereto(3)
10.3.1	First Amendment to the Second Amended and Restated Credit Agreement(4)
10.3.2	Waiver dated as of February 4, 2005 under the Second Amended and Restated Credit Agreement(5)
10.4	Executive Employment Agreement, dated August 16, 1999, between Mueller Group, Inc. and Dale B. Smith(3)**
10.5	Employment Agreement, dated February 1, 2003, between Mueller Group, Inc. and George P. Bukuras(3)**
10.6	Mueller Group, Inc. Key Employee Severance Plan, effective as of March 1, 2003(3)**
10.7
Financial Advisory Agreement, dated July 23, 1999, between Hydrant Acquisition Corp., Mueller Group, Inc. and Credit Suisse First Boston LLC (as successor to Donaldson, Lufkin & Jenrette Securities Corporation)(3)
10.8	Employment Agreement, dated as of February 18, 2005, between Mueller Group, Inc. and Darrell Jean(6)**
10.7.1	Assignment of Financial Advisory Agreement, dated April 27, 2004, between Hydrant Acquisition Corp, Credit Suisse First Boston LLC and DLJ Merchant Banking II, Inc.(3)
14.1	Code of Conduct*
21.1	Subsidiaries of Mueller Group, Inc.(1)
31.1	Rule 13a-14(a) Certification of Chief Executive Officer*

31.2	Rule 13a-14(a) Certification of Interim Chief Financial Officer*
32.1	Section 1350 Certification of Chief Executive Officer*
32.2	Section 1350 Certification of Interim Chief Financial Officer*

(1)
Previously filed on July 19, 2004 as an exhibit to Mueller Group, Inc.'s Registration Statement on Form S-4 (No. 333-117473)

(2)
Previously filed on August 6, 2004 as an exhibit to Mueller Group, Inc.'s amended Registration Statement of Form S-4.

(3)
Previously filed as an exhibit to Mueller Water Products, Inc.'s Registration Statement on Form S-1 (No. 333-116590) and incorporated herein by reference.

(4)
Previously filed as an exhibit to the Form 8-K of Mueller Group, Inc. filed on August 27, 2004.

(5)
Previously filed as an exhibit to the Form 8-K of Mueller Group, Inc. filed on February 7, 2005.

(6)
Previously filed as an exhibit to the Form 8-K of Mueller Group, Inc. filed on February 24, 2005.

*
Filed herewith.

**
Compensatory plan or arrangement.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

MUELLER GROUP, INC.

Page
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as of September 30, 2004 and 2003	F-3
Consolidated Statements of Operations for the Fiscal years ended September 30, 2004, 2003 and 2002	F-4
Consolidated Statements of Shareholders' Equity (Deficit) and Redeemable Preferred and Common Stock for the Fiscal years ended September 30, 2004, 2003 and 2002	F-5
Consolidated Statements of Cash Flows for the Fiscal years ended September 30, 2004, 2003 and 2002	F-6
Notes to Consolidated Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
Mueller Group, Inc.

        In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, shareholders' equity (deficit) and cash flows present fairly, in all material respects, the financial position of Mueller Group, Inc., (the "Company"), at September 30, 2003 and 2004, and the results of its operations and its cash flows for the fiscal years ended September 30, 2002, 2003 and 2004, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinions expressed above.

        As discussed in Note 2, the Company has restated its consolidated financial statement for the years ended September 30, 2003 and 2002.

                      /s/ PRICEWATERHOUSECOOPERS LLP

Chicago, Illinois
March 21, 2005

MUELLER GROUP, INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2003 (restated)	September 30, 2004
	(dollars in millions)
Assets
Cash and cash equivalents	$71.4	$55.6
Receivables, net	135.0	162.0
Inventories	237.8	260.2
Income taxes receivable	—	4.1
Deferred income taxes	5.6	9.0
Prepaid expenses and other current assets	29.8	28.9

Total current assets	479.6	519.8
Property, plant and equipment, net	208.0	186.8
Goodwill	163.2	163.2
Identifiable intangibles, net	63.0	55.2
Pension intangible	0.9	0.8
Deferred financing fees, net	12.0	33.8
Deferred income taxes	29.4	19.3
Other noncurrent assets	0.2	—

Total assets	$956.3	$978.9

Liabilities
Accounts payable	$47.1	$52.7
Current portion of long-term debt	6.2	3.2
Accrued expenses and other current liabilities	68.2	85.5

Total current liabilities	121.5	141.4
Long-term debt, net of current portion	569.5	929.4
Accrued pension liability	32.2	29.2
Other long-term liabilities	26.6	7.8

Total liabilities	749.8	1,107.8
Commitments and contingencies (Note 12)	—	—
Redeemable preferred stock	96.6	—
Shareholders' equity (deficit)
Common stock—$0.01 par value (100 shares authorized and issued)	—	—
Additional paid-in capital	145.3	—
Accumulated deficit	(14.9)	(112.9)
Accumulated other comprehensive loss	(20.5)	(16.0)

Total shareholders' equity (deficit)	109.9	(128.9)

Total liabilities and shareholders' equity (deficit)	$956.3	$978.9

The accompanying notes are an integral part of the financial statements.

MUELLER GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Years Ended
	Sept 30, 2002 (restated)	Sept 30, 2003 (restated)	Sept 30, 2004
	(dollars in millions)
Net sales	$901.9	$922.9	$1,049.2
Cost of sales	658.6	674.5	743.4
Royalty expense	13.5	—	—

Gross profit	229.8	248.4	305.8
Selling, general and administrative expense	145.7	154.8	170.8
Stock compensation expense	1.1	0.7	21.2
Facility rationalization and related costs	2.7	1.7	0.9

Operating income	80.3	91.2	112.9
Interest expense and early repayment costs	(60.2)	(36.4)	(56.7)
Interest income	1.9	0.5	0.4

Income before income taxes	22.0	55.3	56.6
Income tax expense	10.0	22.7	17.9

Net income	$12.0	$32.6	$38.7

The accompanying notes are an integral part of the financial statements.

MUELLER GROUP, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT) AND
REDEEMABLE PREFERRED STOCK

	Additional Paid in Capital	Accumulated Deficit	Comprehensive Income (Loss)	Accumulated Other Comprehensive Loss	Total	Redeemable Preferred Stock
	(dollar amounts and shares in millions)
Balance at September 30, 2001 as previously reported	$169.1	$(58.5)		$(19.7)	$90.9	$70.3
Adjustments (see Note 2)	—	(1.0)		—	(1.0)	—

Balance at September 30, 2001 (as restated)	$169.1	$(59.5)		$(19.7)	$89.9	$70.3
Accretion of Redeemable preferred Stock	(12.1)	—		—	(12.1)	12.1
Employees stock compensation	1.1	—		—	1.1	—
Comprehensive income
Net income (restated)	—	12.0	$12.0	—	12.0	—
Foreign currency translation adjustments	—	—	(0.2)	(0.2)	(0.2)	—
Additional minimum pension liability, net of tax	—	—	(9.7)	(9.7)	(9.7)	—

Comprehensive income			$2.1

Balance at September 30, 2002 (restated)	158.1	(47.5)		(29.6)	81.0	82.4

Capital contribution from Mueller Water	0.7	—		—	0.7	—
Accretion of Redeemable preferred Stock	(14.2)	—		—	(14.2)	14.2
Employee stock compensation	0.7	—		—	0.7	—
Comprehensive income
Net income (restated)	—	32.6	$32.6	—	32.6	—
Foreign currency translation adjustments	—	—	10.4	10.4	10.4	—
Additional minimum pension liability, net of tax	—	—	(1.3)	(1.3)	(1.3)	—

Comprehensive income			$41.7

Balance at September 30, 2003 (restated)	145.3	(14.9)		(20.5)	109.9	96.6

Accretion of Redeemable preferred stock	(9.9)	—		—	(9.9)	9.9
Retirement of preferred stock by Mueller Water	106.5	—		—	106.5	(106.5)
Dividends paid to Mueller Water	(263.1)	(136.7)	—	—	(399.8)
Employee stock compensation	21.2	—		—	21.2	—
Comprehensive income
Net income	—	38.7	$38.7	—	38.7	—
Foreign currency translation adjustments	—	—	4.3	4.3	4.3	—
Additional minimum pension liability, net of tax	—	—	0.2	0.2	0.2	—

Comprehensive income			$43.2

Balance at September 30, 2004	$—	$(112.9)		$(16.0)	$(128.9)	$—

The accompanying notes are an integral part of the financial statements.

MUELLER GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Years ended
	September 30, 2002 (restated)	September 30, 2003 (restated)	September 30, 2004
	(dollars in millions)
Cash flows from operating activities
Net income	$12.0	$32.6	$38.7
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	44.0	47.2	46.0
Amortization of intangibles	16.8	17.1	16.0
Amortization of deferred financing fees	2.4	2.7	3.4
Amortization of tooling	2.0	2.0	2.3
Write off of deferred financing fees	1.6	—	7.0
Deferred income taxes	(2.5)	3.8	6.7
Stock compensation (non-cash amounts)	1.1	0.7	8.6
Asset impairment	2.3	1.4	0.1
Unrealized gain on interest rate swaps	(3.7)	(13.3)	(12.5)
Changes in assets and liabilities, net of the effects of acquisitions:
Receivables	(5.9)	(6.0)	(23.6)
Inventories	(10.3)	(11.1)	(12.5)
Income taxes receivable	—	—	(4.1)
Prepaid expenses and other current assets	1.1	(3.8)	(1.2)
Pension, net	9.5	1.0	(2.7)
Accounts payable, accrued expenses and other current liabilities	(4.3)	6.0	19.7
Accrued royalty expense	(15.6)	(13.5)	—
Other, net	(2.9)	(1.6)	(7.2)

Net cash provided by operating activities	47.6	65.2	84.7

Cash flows from investing activities
Purchase of property, plant and equipment	(31.3)	(20.0)	(22.5)
Loss on disposal of property, plant and equipment	0.6	—	1.6
Acquisition of businesses, net of cash acquired	(29.8)	(11.2)	(19.8)
Decrease in restricted cash	21.2	11.6	—

Net cash used in investing activities	(39.3)	(19.6)	(40.7)

Cash flows from financing activities
Proceeds from short-term borrowings	39.2	—	9.2
Payment of short-term debt	(39.2)	—	(9.2)
Proceeds from long-term debt	530.0	—	960.0
Payment of long-term debt	(538.5)	(5.3)	(603.4)
Financing of assets through capital leases	—	(0.9)	(1.2)
Payment of deferred financing fees	(4.0)	—	(32.2)
Dividends paid (excluding amounts paid to optionholders)	—	—	(387.3)
Contributed capital	—	0.7	—

Net cash used in financing activities	(12.5)	(5.5)	(64.1)

Effect of exchange rate changes on cash	(0.2)	10.4	4.3

Increase (decrease) in cash and cash equivalents	(4.4)	50.5	(15.8)
Cash and cash equivalents
Beginning of period	25.3	20.9	71.4

End of period	$20.9	$71.4	$55.6

The accompanying notes are an integral part of the financial statements.

MUELLER GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Basis of Presentation

        Mueller Group, Inc. ("Group" or the "Company") is a wholly-owned subsidiary of Mueller Water Products, Inc. (formerly Mueller Holdings (N.A.), Inc.) ("Mueller Water"). Our water infrastructure segment (formerly identified as Mueller Co.) is a manufacturer of valves, fire hydrants and other related products utilized in the distribution of water and gas and in water and wastewater treatment facilities. Our piping systems segment (formerly identified as Anvil International) is a manufacturer of cast iron and malleable iron pipe fittings, ductile iron couplings and fittings, pipe hangers and other related products for the plumbing, heating, mechanical, construction retail hardware and other related industries. Both segments have operations in the United States and Canada.

        All significant intercompany transactions and balances have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the current year presentation.

        Fiscal Year End—The fiscal year of the Company ends on September 30.

2.     Restatements

        In November 2004, our Audit Committee was notified of alleged potential accounting improprieties concerning our accounting for inventory reserves and revenue recognition. The Audit Committee appointed an independent law firm to investigate the allegations. The report from the law firm identified several areas requiring financial review by the Company principally concerning the excess and obsolete (E&O) inventory reserves, the capitalization of costs relating to a project, the accrual of reserves and the timing of recognition of revenue. In the course of finalizing the 2004 financial statements, the Company also has identified some items recorded in incorrect annual and interim periods. In addition, the Company determined that the original estimated value of stock issued as compensation in connection with the April 2004 recapitalization was in error and should be revised. As a result of these findings, the Company has restated its annual and interim financial statements for these items discussed below:

Inventory valuation adjustments

        The Company determined that certain reports utilized in the assessment and establishment of excess and obsolete provisions were inaccurate and that certain items had been erroneously eliminated from the provision. The financial statements for years ended September 30, 2002 and 2003, as well as the opening retained earnings for the year ended September 30, 2002, have been restated to reflect the decrease in inventory value and increase in cost of goods sold to reflect the adjustment to properly record the provision for excess and obsolete inventory reserves

Research and development costs

        The Company purchased certain inventory and tooling for a development project that was initially recorded in inventory and capitalized to the extent such cost related to tooling. As there were no alternative future uses for these items, they should have been recorded as an expense as they were incurred and no expense should have been recorded in 2004 interim periods. The financial statements for the year ended September 30, 2002 have been restated to reflect this as a research and development expense (Selling, General & Administrative).

Revenue recognition adjustments

        Revenues related to certain full-truckload customer shipments which were not immediately dispatched to customers by certain freight carriers used by the Company originally recognized should have been deferred until such time as the trucks were dispatched and the products delivered to the customer. The financial statements for the year ended September 30, 2003, have been restated to reflect the appropriate recognition of revenue.

Inventory journal entries

        Unauthorized journal entries were recorded at a piping systems segment plant, which increased the value of inventory inappropriately. The financial statements for the year ended September 30, 2003 as well as associated interim periods, have been restated to reduce the inventory value and increase cost of goods sold.

Deferred restructuring costs

        Severance and contractual lease termination costs incurred in 2003 were incorrectly deferred and recorded in later periods. Such costs should have been expensed when incurred. The financial statements for the year ending September 30, 2003 have been restated to expense these costs in the appropriate period, thereby increasing Selling, General & Administrative expenses.

Income tax effect of adjustments

        As a result of the aforementioned adjustments, the income tax provisions were also revised. Additionally, the Company changed the classification of income tax obligations previously presented as part of non-current net deferred tax assets as other long-term liabilities in the September 30, 2003 balance sheet.

        The following tables set forth the effects of the adjustments discussed above on the Statements of Operations for the years ended September 30, 2003 and 2002. Opening accumulated deficit for the year ended September 30, 2002 was also increased as a result of the inventory valuation adjustments by $1.7 million on a pre-tax basis, or approximately $1.0 million, net of tax.

	Year Ended 9/30/03
(dollars in millions)	As previously reported	As restated
Net sales	$925.1	$922.9
Cost of sales	674.7	674.5

Gross profit	250.4	248.4
Selling, general and administrative expense	154.2	154.8
Stock compensation expense	0.7	0.7
Facility rationalization and related costs	1.7	1.7

Operating income	93.8	91.2
Interest expense and early repayment costs	(36.4)	(36.4)
Interest income	0.5	0.5

Income before income taxes	57.9	55.3
Income tax expense	23.7	22.7

Net income	$34.2	$32.6

	Year Ended 9/30/02
(dollars in millions)	As previously reported	As restated
Net sales	$901.9	$901.9
Cost of sales	658.1	658.6
Royalty expense	13.5	13.5

Gross profit	230.3	229.8
Selling, general and administrative expense	144.6	145.7
Stock compensation expense	1.1	1.1
Facility rationalization and related costs	2.7	2.7

Operating income	81.9	80.3
Interest expense and early repayment costs	(60.2)	(60.2)
Interest income	1.9	1.9

Income before income taxes	23.6	22.0
Income tax expense	10.6	10.0

Net income	$13.0	$12.0

(dollars in millions)	Year Ended 9/30/03	Year Ended 9/30/02
Net income, as previously reported	$34.2	$13.0
Increased (decreased) pretax earnings:
Inventory valuation adjustments	(0.3)	(0.5)
Research & development costs	(0.1)	(1.1)
Revenue recognition adjustments	(0.8)	—
Inventory journal entries	(0.9)	—
Deferred restructuring costs	(0.5)	—
Income tax effect of adjustments	1.0	0.6

Net income, as restated	$32.6	$12.0

        The following table sets forth the effects of the restatement adjustments discussed above on the components of the Balance Sheet at September 30, 2003.

	September 30, 2003
(dollars in millions)	As previously reported	As restated
Receivables	$137.3	$135.0
Inventories	240.5	237.8
Total current assets	484.6	479.6
Property, plant & equipment, net	208.4	208.0
Deferred income taxes—noncurrent	18.8	29.4
Total assets	$951.1	$956.3
Accounts payable	46.7	47.1
Accrued expenses and other current liabilities	69.2	68.2
Total current liabilities	122.1	121.5
Long-term debt, net of current portion	569.5	569.5
Other long-term liabilities	17.2	26.6
Total liabilities	741.0	749.8
Accumulated deficit	(11.3)	(14.9)
Total shareholders' equity	113.5	109.9
Total liabilities and shareholders' equity	$951.1	$956.3

        The following tables set forth the effects of the restatement adjustments discussed above on the segment information for the years ended September 30, 2003 and 2002.

	Year Ended 9/30/03
(dollars in millions)	As previously reported	As restated
Net sales:
Water infrastructure	$538.3	$536.1
Piping systems	386.8	386.8

Consolidated	925.1	922.9

Segment EBITDA:
Water infrastructure	139.3	138.1
Piping systems	31.8	30.4

Total segment EBITDA	171.1	168.5

Operating Income:
Water infrastructure	115.1	113.9
Piping systems	15.1	13.7
Corporate	(36.4)	(36.4)

Consolidated	93.8	91.2

Total Assets
Water infrastructure	498.9	497.0
Piping systems	273.2	272.0
Corporate	179.0	187.3

Consolidated	951.1	956.3

	Year Ended 9/30/02
(dollars in millions)	As previously reported	As restated
Segment EBITDA:
Water infrastructure	$127.5	$125.9
Piping systems	37.2	37.2

Total segment EBITDA	164.7	163.1

Operating Income:
Water infrastructure	108.6	107.0
Piping systems	7.6	7.6
Corporate	(34.3)	(34.3)

Consolidated	81.9	80.3

3.     Segment Information

        Our operations consist of two operating segments under SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information": water infrastructure segment and piping systems segment. The operating segments are organized around differences in products and are consistent with how the operating entities are being managed, how resources are being allocated, and information used by the chief operating decision maker. Water infrastructure products consist primarily of hydrants, water and gas valves and related products used in water, power and gas distribution. Piping systems products consist primarily of pipe fittings and couplings, pipe nipples and hangers and purchased products related to piping systems used in a variety of applications.

        The accounting policies of the segments are the same as those described in Note 4. Intersegment sales and transfers are made at established intersegment selling prices generally intended to cover costs. Our determination of segment earnings does not reflect allocations of certain corporate expenses not attributable to segment operations and intersegment eliminations, which we designate as Corporate in the segment presentation, and is before interest expense and early debt repayment costs, interest income and income taxes. Corporate expenses include costs related to financial and administrative matters, treasury, risk management, human resources, legal counsel, and tax functions. Corporate assets include items recorded at the date of the Company's inception in 1999 related to purchase accounting valuation adjustments associated with property, plant and equipment and non-compete agreements with the predecessor parent company, as well as intangibles associated with intellectual property. These assets and any related depreciation or amortization expense have not been pushed down to our water infrastructure products and piping systems products segments and are maintained as Corporate items. Therefore, segment earnings are not reflective of results on a stand-alone basis.

        The Company evaluates segment performance based on segment EBITDA. Segment EBITDA is defined as net income (loss) plus income tax expense, interest expense and early debt repayment costs (not net of interest income), depreciation and amortization expense and royalty expenses.

        Segment assets consist primarily of accounts receivable, inventories, property, plant and equipment—net, goodwill, and identifiable intangibles. Summarized financial information for our segments follows:

	Fiscal year ended September 30,
	2002	2003	2004
	(restated)	(restated)
	(dollars in millions)
Net Sales:
Water infrastructure	$509.4	$536.1	$618.2
Piping systems	392.5	386.8	431.0

Consolidated	901.9	922.9	1,049.2

Intersegment sales:
Water infrastructure	12.2	13.4	14.1
Piping systems	0.3	0.4	0.7

Consolidated	12.5	13.8	14.8

Segment EBITDA:
Water infrastructure	125.9	138.1	166.4
Piping systems	37.2	30.4	44.2

Total segment EBITDA	163.1	168.5	210.6

Operating Income:
Water infrastructure	107.0	113.9	142.4
Piping systems	7.6	13.7	26.9
Corporate	(34.3)	(36.4)	(56.4)

Consolidated	80.3	91.2	112.9

Depreciation and amortization:
Water infrastructure	18.9	24.2	24.0
Piping systems	16.1	16.7	17.3
Corporate	27.8	25.4	23.0

Consolidated	62.8	66.3	64.3

Fixed asset impairment charges:
Water infrastructure	1.0	0.9	—
Piping systems	1.3	0.5	0.1
Corporate	—	—	—

Consolidated	2.3	1.4	0.1

Capital expenditures:
Water infrastructure	21.5	11.5	11.3
Piping systems	9.8	8.5	11.2
Corporate	—	—	—

Consolidated	$31.3	$20.0	$22.5

	Fiscal year ended September 30,
	2003	2004
	(restated)
	(dollars in millions)
Total assets:
Water infrastructure	$497.0	$500.0
Piping systems	272.0	307.9
Corporate	187.3	171.0

Consolidated	956.3	978.9

Goodwill:
Water infrastructure	149.2	149.1
Piping systems	14.0	14.1

Consolidated	163.2	163.2

Identifiable intangibles:
Water infrastructure	5.7	5.3
Piping systems	1.6	7.2
Corporate	55.7	42.7

Consolidated	$63.0	$55.2

        A reconciliation of segment EBITDA to consolidated income before income taxes follows:

	Fiscal year ended September 30,
	2002	2003	2004
	(restated)	(restated)
	(dollars in millions)
Total segment EBITDA	$163.1	$168.5	$210.6
Unallocated corporate expenses	(4.6)	(10.5)	(33.0)
Interest expense and early debt repayment costs	(60.2)	(36.4)	(56.7)
Depreciation and amortization	(62.8)	(66.3)	(64.3)
Royalty expense	(13.5)	—	—

Income before income taxes	$22.0	$55.3	$56.6

        Geographical area information with respect to net sales, as determined by the location of the customer invoiced, and property, plant and equipment—net, as determined by the physical location of the assets, were as follows for the fiscal years ended September 30, 2002, 2003 and 2004:

	Fiscal year ended September 30,
	2002	2003	2004
		(restated)
	(dollars in millions)
Net sales:
United States	$774.5	$779.1	$873.2
Canada	116.6	128.1	166.5
Other Countries	10.8	15.7	9.5

	$901.9	$922.9	$1,049.2

Property, plant and equipment, net:
United States		$194.7	$173.7
Canada		12.4	11.7
Other Countries		0.9	1.4

		$208.0	$186.8

        As of September 30, 2004, total net sales to three water infrastructure products segment distributors each comprised more than 10% of the total net sales respectively.

4.     Summary of Significant Accounting Policies

        Cash and Cash Equivalents—The Company considers all highly liquid investments with original maturities of ninety days or less, when purchased, to be cash equivalents.

        Restricted Cash—The Company was required to use the restricted cash to make annual royalty payments to Tyco under the Grinnell License Agreement which expired as of September 30, 2002. The last payment was made in December 2002.

        Receivables—Receivables relate primarily to customers located in North America. To reduce credit risk, we perform credit investigations prior to accepting an order and, when necessary, require letters of credit to insure payment.

        Our estimate for uncollectible accounts receivable is based upon an analysis of our prior collection experience, specific customer creditworthiness and current economic trends within the industries we serve. In circumstances where we are aware of a specific customer's inability to meet its financial obligation to us (e.g., bankruptcy filings or substantial downgrading of credit ratings), we record a specific reserve to reduce the receivable to the amount we reasonably believe will be collected.

        The following table summarizes information concerning the Company's allowance for doubtful accounts:

	2002	2003	2004
		(dollars in millions)
Balance at beginning of period	$4.0	$4.2	$4.9
Charged to costs and expenses	0.5	1.6	2.2
Write-offs and deductions	(0.4)	(0.9)	(2.0)
Currency translation adjustment	0.1	—	—

Balance at end of period	$4.2	$4.9	$5.1

        Inventories—Inventories are recorded at the lower of cost (first-in, first-out) or market value. Additionally, the Company evaluates its inventory reserves in terms of excess and obsolete exposures. This evaluation includes such factors as anticipated usage, inventory turnover, inventory levels and ultimate product sales value. As such, these factors may change over time causing the reserve level to adjust accordingly.

        The following table summarizes information concerning the Company's inventory valuation reserves:

	2002	2003	2004
	(restated)	(restated)
	(dollars in millions)
Balance at beginning of period	$13.2	$13.4	$14.7
Charged to costs and expenses	1.6	3.1	3.8
Write-offs and deductions	(1.4)	(1.9)	(1.9)
Currency translation adjustments	—	0.1	0.1

Balance at end of period	$13.4	$14.7	$16.7

        Property, Plant and Equipment—Property, plant and equipment are recorded at cost less accumulated depreciation. Maintenance and repair expenditures are charged to expense when incurred. The straight-line method of depreciation is used over the estimated useful lives of the related assets as follows:

Buildings and related improvements	5 to 40 years
Leasehold improvements	3 to 20 years
Other plant, machinery, equipment, furniture and fixtures	2 to 15 years

        Gains and losses arising on the disposal of property, plant and equipment are included in the accompanying statements of operations.

        In 2002, the Company incurred costs of $2.1 million associated with increasing the capacity of an existing landfill operated by the Company. The portion of the costs that extended the capacity of the landfill since the Company was acquired in 1999 of $1.7 million was capitalized, with any remaining cost expensed. This capitalized asset will be depreciated over 10 years. The Company operates another landfill site and has not incurred costs to increase the capacity through 2004. If the Company decides to increase the capacity of the site in the future, the portion of the cost that extends the capacity of the landfill since the Company was acquired in 1999 will be capitalized, with any remaining cost expensed. The Company, as part of their landfill operating license, must perform certain post-closure activities, which were estimated when the Company adopted the provisions of SFAS No. 143, "Accounting for Obligations Associated with the Retirement of Long-Lived Assets" in fiscal 2003. Such costs were not significant based on the nature of the Company's operations and the required post-closure activities.

        Goodwill, Intangible Assets and Other Assets—Goodwill is tested for impairment annually, using both a discounted cash flow method and a market comparable method. As of October 1, 2001, September 30, 2002, 2003 and 2004, no impairment was indicated. Definite-lived Intangible assets are amortized over their respective estimated useful lives and reviewed for impairment. Any recognized intangible asset determined to have an indefinite useful life will not be amortized, but instead tested for impairment in accordance with the standard until its life is determined to no longer be indefinite.

        Identifiable intangible assets consist of the following as of September 30:

	2003		2004
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(dollars in millions)
Amortized intangible assets
Non compete agreements	$82.9	$67.2	$84.7	$82.0
Patents	0.5	0.1	0.5	0.1
Design and engineering drawing rights	2.9	0.6	7.3	1.2
Customer relationships	2.0	0.1	4.0	0.7

	88.3	68.0	96.5	84.0
Indefinite lived intangible assets
Tradenames	42.7	—	42.7	—

	$131.0	$68.0	$139.2	$84.0

        The changes in the various amortizable intangible assets from September 30, 2003 to September 30, 2004, relates primarily to acquisitions (see Note 5).

        Amortization of definite lived intangible assets was $16.8 million, $17.1 million, and $16.0 million for the years ended September 30, 2002, 2003 and 2004, respectively. Estimated amortization for the years ending September 30, 2005, 2006, 2007, 2008 and 2009 is $2.9 million, $2.7 million, $1.6 million, $1.4 million and $0.9 million respectively.

        Impairment of Long-Lived Assets—In the event that facts and circumstances indicate that the cost of any long-lived assets may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the Company would measure the carrying amount of the assets against the estimated undiscounted future cash flows associated with them. At the time such evaluations indicate that the future undiscounted cash flows for certain long-lived assets are not sufficient to recover the carrying value of such assets, these assets are adjusted to their fair values, which represents discounted cash flows.

        Warranty Costs—The Company accrues for the estimated cost of product warranties at the time of sale based on historical experience. Adjustments to obligations for warranties are made as changes in the obligations become reasonably estimable. The following table summarizes information concerning the Company's product warranty:

	2003	2004
	(dollars in millions)
Balance at beginning of period	$0.5	$0.9
Accruals for warranties	1.3	5.2
Settlement of warranty claims	(0.9)	(4.5)

Balance at end of period	$0.9	$1.6

        Shipping and Handling—Costs to ship products to customers are included in cost of sales in the Consolidated Statements of Operations. Amounts billed to customers, if any, to cover shipping and handling costs are included in net sales.

        Customer Rebates—Customer rebates are applied against net sales based on estimates with respect to the deductions at the time the sale is recorded.

        Deferred Financing Fees—Deferred costs of debt financing included in other non-current assets are amortized over the life of the related loan agreements, which range from one to eight years. Such costs are reassessed when amendments occur, in accordance with Emerging Issues Task Force (EITF) 96-19, "Debtors Accounting for a Modification or Exchange of Debt Instruments."

        Income Taxes—Deferred tax liabilities and assets are recognized for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred tax liabilities and assets are determined based on the differences between the financial statements and the tax basis of assets and liabilities, using tax rates in effect for the years in which the differences are expected to reverse. A valuation allowance is provided to offset any net deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

        Tooling—Other current assets include maintenance and tooling inventory costs. Perishable tools and maintenance items are expensed when put into service. More durable items are amortized over their estimated useful lives, ranging from 4 to 10 years.

        Research and Development—Research and development expenditures are expensed when incurred.

        Advertising—Advertising costs are expensed when incurred.

        Accumulated Other Comprehensive Income(Loss)—SFAS No. 130 "Reporting Comprehensive Income" establishes guidelines for the reporting and display of comprehensive income (loss) and its components in financial statements. Comprehensive income (loss) includes foreign currency translation adjustments and additional minimum pension liability adjustments.

        Translation of Foreign Currency—Assets and liabilities of the Company's businesses operating outside of the United States of America which account in a functional currency other than U.S. dollars are translated into U.S. dollars using year-end exchange rates. Revenues and expenses are translated at the average exchange rates effective during the year. Foreign currency translation gains and losses are included as a separate component of stockholders' equity. Gains and losses resulting from foreign currency transactions, the amounts of which are not material, are included in cost of sales.

        Derivative Instruments and Hedging Activities—The Company currently uses interest rate swaps as required in the credit agreement to reduce the risk of interest rate volatility. The amount to be paid or received from interest rate swaps is charged or credited to interest expense over the lives of the interest rate swap agreements. Changes in the fair value of derivatives are recorded each period in earnings or Accumulated Other Comprehensive Income (Loss), depending on whether a derivative is designated and effective as part of a hedge transaction and meets the applicable requirements associated with FAS 133 (see Note 11).

        Additionally, the Company utilizes forward contracts to mitigate its exposure to changes in foreign currency exchange rates from third party and intercompany forecasted transactions. The primary currency to which the Company is exposed and to which it hedges the exposure is the Canadian Dollar. The effective portion of unrealized gains and losses associated with forward contracts are deferred as a component of Accumulated Other Comprehensive Income (Loss) until the underlying hedged transactions are reported in the Company's consolidated statement of earnings. As of September 30, 2002, there were no outstanding forward contracts, nor were there any unrealized gains or losses, and as of September 30, 2003 unrealized losses on outstanding forward contracts totaled $15,000. The fair value of these forward contracts was approximately $1.5 million at September 30, 2003. As of September 30, 2004, there were no outstanding forward contracts; nor were there any unrealized gains or losses.

        Stock Based Compensation—The Company accounts for its stock based compensation plan under Accounting Principles Board Opinion No. 25 ("APB No. 25"), "Accounting for Stock Issued to Employees," which requires recognizing compensation costs based upon the intrinsic value of the equity instrument at the grant date. The FASB issued SFAS No. 123, "Accounting for Stock Based Compensation," which encourages companies to recognize compensation costs based upon the fair value of the equity instrument at the grant date. However, SFAS No. 123 allows companies to continue to apply the provisions of APB No. 25 and make pro forma disclosures assuming a hypothetical fair value application. The Company has adopted the pro forma disclosure provisions of SFAS No. 123.

        The Company recognizes compensation cost for stock based compensation arrangements equal to the difference, if any, between the quoted market price of the stock option and the exercise price at the date of the grant in accordance with the provisions of APB No. 25. All options granted under the Management Incentive Plan were issued at fair value at the date of grant.

        The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock Based

Compensation," as amended by SFAS No. 148 "Accounting for Stock Based Compensation—Transition and Disclosure," to stock based employee compensation.

	2002	2003	2004
	(restated)	(restated)
	(dollars in millions)
Net income, as reported	$12.0	$32.6	$38.7
Deduct: Total stock based employee compensation expense determined under fair value base method for all awards, net of tax related effects	(0.3)	(0.2)	(0.2)

Pro forma net income	$11.7	$32.4	$38.5

        Use of Estimates—The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make extensive use of certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported periods. Significant estimates in these financial statements include allowances for doubtful accounts receivable, estimates of future cash flows associated with assets, asset impairments, useful lives for depreciation and amortization, loss contingencies, net realizable value of inventories, income taxes and tax valuation reserves and the determination of discount and other rate assumptions for pension costs. Actual results could differ from those estimates.

5.    Acquisitions

        Effective January 15, 2004, the Company acquired certain assets of Star Pipe, Inc. ("Star"). The acquisition has been accounted for in accordance with SFAS No. 141 and the operating results have been included in the consolidated results since the date of acquisition. Star is a leading distributor of foreign-sourced cast and grooved fittings and couplings. The Star acquisition provides an entry into the foreign-sourced product marketplace. The acquisition's purchase price was $17 million, and was paid in cash.

        The following summary presents the estimated fair values of the assets and liabilities assumed as of January 15, 2004:

(dollars in millions)
Current assets	$13.1
Property, plant & equipment	0.4
Intangible assets	6.7

Total assets	$20.2

Current liabilities	3.2

Net assets acquired	$17.0

        As part of the acquisition, the Company has agreed to a future payment to be made to the seller to the extent that the gross profit of the acquired business exceeds a targeted gross profit. The maximum potential deferred payment amount is $23 million. Management currently estimates the deferred payment could total approximately $3 to $6 million for the deferred payment period that begins February 1, 2004 and ends January 31, 2007. The deferred payment amount indicated above is based on management's best estimate, but the actual adjustment could be materially different. The liability for such deferred payment will be recorded at the end of each deferred payment period, in accordance with the purchase agreement. No deferred payment was earned for the year ended September 30, 2004.

        The intangible assets acquired include trademarks, customer relationships and a non-compete agreement with the former owners. These intangibles are being amortized over their estimated useful lives of ten years, three years and five years, respectively.

        Also effective January 15, 2004, the Company acquired certain assets of Modern Molded Products ("Modern Molded"). The acquisition is being accounted for in accordance with SFAS No. 141 and the operating results have been included in the consolidated results since the date of acquisition. The purchase of the assets and technology of Modern Molded will allow the company to internally produce parts that we previously purchased. The acquisition will allow the Company to reduce spending as well as to increase product supply line predictability. The acquisition's purchase price is $2.8 million and was paid in cash.

        The following summary presents the estimated fair values of the assets and liabilities assumed as of January 15, 2004:

(dollars in millions)
Current assets	$0.2
Property, plant & equipment	0.7
Intangible assets	1.9

Net assets acquired	$2.8

        The intangible assets acquired include a non-compete agreement with the former owners and purchased technology. These intangibles are being amortized over their estimated useful lives of five years.

        The following unaudited pro forma summary presents the consolidated results of operations for the fiscal years ended September 30, 2003 and September 30, 2004 as if the acquisitions of Star and Modern Molded had occurred as of October 1, 2003:

	(unaudited)
	2003	2004
	(dollars in millions)
Net Sales	$942.9	$1,056.8
Net income	33.5	39.0

        The unaudited consolidated pro forma information is not necessarily indicative of the combined results that would have occurred had the acquisitions occurred on that date, nor is it indicative of the results that may occur in the future.

        Effective March 18, 2003, the Company acquired certain assets of Jingmen Pratt ("Jingmen" formerly "LS Industries"). The acquisition has been accounted for in accordance with SFAS No. 141, and the operating results have been included in the consolidated results since the date of acquisition. Jingmen is a supplier of manufactured butterfly valves. The acquisition of Jingmen will allow the company to improve profitability of butterfly valve products. The Company paid a final purchase price of approximately $1.9 million in cash, net of cash acquired.

        The following summary presents the estimated fair values of the assets acquired and liabilities assumed as of March 18, 2003, the date of acquisition.

(dollars in millions)
Current assets	$1.4
Property, plant and equipment	0.8
Intangible assets
Noncompete agreements	0.6
Goodwill	0.1

Total assets	$2.9

Current liabilities	1.0

Total liabilities	$1.0

Net assets acquired	$1.9

        During 2004, an entry was made to correct the beginning balance sheet, increasing the value of goodwill and decreasing the noncompete agreements by $0.4 million.

        The non-compete agreement will be amortized over the three-year life of the agreement.

        Effective January 24, 2003, the Company acquired certain assets of Milliken Valve Corp. ("Milliken"). The acquisition has been accounted for in accordance with SFAS No. 141, and the operating results have been included in the consolidated results since the date of acquisition. Milliken is a manufacturer of plug valves. The acquisition of Milliken will allow the company to improve profitability on plug valve sales. The Company paid a final purchase price of approximately $7.5 million in cash, net of cash acquired.

        The following summary presents the estimated fair values of the assets acquired and liabilities assumed as of January 24, 2003, the date of acquisition.

(dollars in millions)
Current assets	$4.6
Property, plant and equipment	0.8
Intangible assets
Trademarks	1.9
Customer relationships	2.0
Noncompete agreements	0.1

Total intangible assets	4.0

Total assets	$9.4

Current liabilities	1.9

Total liabilities	$1.9

Net assets acquired	$7.5

        In accordance with the appraisals done at the acquisition date, the trademarks will be amortized over 15 years and the customer relationships will be amortized over 10 years. The non-compete agreement will be amortized over the five-year life of the agreement.

        Effective October 10, 2002, the Company acquired certain assets of Specialty Steel Corporation ("Specialty Steel"). The acquisition has been accounted for in accordance with SFAS No. 141, and the operating results have been included in the consolidated results since the date of acquisition. Specialty Steel is a machine shop for large products. The acquisition of Specialty Steel will allow the company to machine large products previously outsourced by the Company. The Company paid a final purchase price of approximately $1.8 million in cash, net of cash acquired.

        The purchase price of $1.8 million was allocated entirely to the fair value of the property, plant and equipment acquired from Specialty Steel.

        Effective December 7, 2001, the Company acquired all the assets of Hydro Gate. The acquisition has been accounted for in accordance with SFAS No. 141, and the operating results have been included in the consolidated results since the date of acquisition. Hydro Gate is a manufacturer of sluice and slide gates. The acquisition of Hydro Gate allows the Company to expand market share in the waste water market segment and also complements the Company's current product offering. The Company paid a purchase price of approximately $2.3 million in cash, net of cash acquired. The Company's source of funds for this acquisition was its existing bank credit facility, which was subsequently paid down with cash flows from operations.

        The following summary presents the estimated fair values of the assets acquired and liabilities assumed as of December 7, 2001, the date of acquisition.

(dollars in millions)
Current assets	$1.7
Property, plant and equipment	0.1
Goodwill	0.8

Total assets	$2.6

Current liabilities	$0.3

Total liabilities	$0.3

Net assets acquired	$2.3

        The following unaudited pro forma summary presents the consolidated results of operations for each of the years ended September 30 as if the acquisitions of Specialty Steel, Milliken and Jingmen had occurred at the beginning of fiscal 2002:

	(Unaudited)
	2002	2003
	(dollars in millions)
Net sales	$915.9	$925.9
Net income	$13.8	$32.7

        The unaudited consolidated pro forma information is not necessarily indicative of the combined results that would have occurred had the acquisitions occurred on that date, nor is it indicative of the results that may occur in the future.

        Effective October 11, 2001, the Company acquired certain assets of Beck Manufacturing ("Beck"). The acquisition has been accounted for in accordance with SFAS No. 141, and the operating results have been included in the consolidated results since the date of acquisition. Beck is a leading manufacturer of pipe nipples, couplings, and conduit couplings, elbows and nipples. The Beck acquisition provides an entry into the electrical marketplace. The Company paid a final purchase price of approximately $27.5 million in cash, net of cash acquired. None of Beck's bank debt was assumed.

Initially, the Company's source of funds for this acquisition was its existing bank credit facility, which was subsequently paid down with cash flows from operations.

        The following summary presents the estimated fair values of the assets acquired and liabilities assumed as of October 11, 2001, the date of acquisition.

(dollars in millions)
Current assets	$16.3
Property, plant and equipment	17.2
Intangible assets	2.1

Total assets	$35.6

Current liabilities	8.1

Total liabilities	$8.1

Net assets	$27.5

        The allocation of purchase price above reflects adjustments made during fiscal year 2002 based on finalization of valuations of certain assets and liabilities. The intangible asset acquired was non-compete agreements with the former owners. This asset is being amortized over the 5-year life of the agreement.

6.    Revenue Recognition

        Revenue from the sale of products is recognized generally upon receipt of products by the customer and where there is persuasive evidence of a sales arrangement, selling prices are fixed and determinable and collectibility from the customer is reasonably assured. Sales are recorded net of cash discounts and rebates.

7.    New Accounting Pronouncements

        During 2003, the Company adopted Financial Accounting Standards Board ("FASB") Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." Interpretation No. 45 required the disclosure of certain guarantees existing at December 31, 2002. In addition, Interpretation No. 45 required the recognition of a liability for the fair value of the obligation of qualifying guarantee activities that are initiated or modified after December 31, 2002. Adoption of Interpretation No. 45 did not have a material impact on the Company's consolidated financial statements.

        In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities." Interpretation No. 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or is entitled to receive a majority of the entity's residual return or both. Interpretation No. 46 also provides criteria for determining whether an entity is a variable interest entity subject to consolidation. Interpretation No. 46 requires immediate consolidation of variable interest entities created after January 31, 2003. For variable interest entities created prior to February 1, 2003, consolidation is required on July 1, 2003. Interpretation No. 46 did not have a material impact on the Company's consolidated financial statements at the date of adoption or at September 30, 2004.

        On December 24, 2003, the FASB issued a revision to Staff Interpretation (FIN) No. 46 (revised 2003), which clarified some of the provisions of the original Interpretation No. 46 "Consolidation of Variable Interest Entities," and exempted certain entities from its requirements. The application of revised FIN 46 is required in financial statements of public entities that have interests in variable interest entities commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application by public entities, other than small business entities, for all other types of entities is required in financial statements for periods ending March 15, 2004. The Company does not believe the revised FIN No. 46 will have a material effect on its financial condition or results of operations and the Company will provide the disclosures, where appropriate, as provided for in revised FIN No. 46. At September 30, 2004 the Company did not have any entities that would be considered variable interest entities.

        In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments With Characteristics of Both Liabilities and Equity." SFAS 150 establishes standards for how a company classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that a company classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). As discussed in Note 9, Mueller Water issued 16% Senior Exchangeable Preferred Stock in connection with its formation which will be subject to SFAS 150 for the fiscal year beginning October 1, 2004. The preferred stock was redeemed by Holdings on April 23, 2004. Therefore, the adoption of this statement will not have any impact on the Company's financial condition or result of operations.

        In April 2003, the Financial Accounting Standards Board (FASB) issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, except for certain hedging relationships designated after June 30, 2003. The adoption of this statement did not have any impact on the Company's financial condition or results of operations.

        On December 23, 2003, the FASB issued SFAS No. 132 (revised 2003), "Employers' Disclosures about Pensions and Other Postretirement Benefits." SFAS No. 132 retains the disclosures required by the original Statement No. 132, which standardized the disclosure requirements for pensions and other postretirement benefits to the extent practicable and required additional information on changes in the benefit obligations and fair values of plan assets. Additional disclosures have been added in response to concerns expressed by users of financial statements. Those disclosures include information describing the types of plan assets, investment strategy, measurement date(s), plan obligations, cash flows, and components of net periodic benefit cost recognized during interim periods. This revised Statement is effective for financial statements with fiscal years ending after December 15, 2003. The Company has provided the additional required disclosure information.

        On December 17, 2003, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 104 (SAB 104), Revenue Recognition, which supercedes SAB 101, Revenue Recognition in Financial Statements. SAB 104's primary purpose is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, superceded as a result of the issuance of Emerging Issues Task Force (EITF) 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." Additionally, SAB 104 rescinds the SEC's Revenue Recognition in Financial Statements Frequently Asked Questions and Answers issued with SAB 101 that had been codified in SEC Topic 13, Revenue Recognition. The adoption of this bulletin did not have an impact on the Company's financial condition or results of operations.

        In December 2004, the Financial Accounting Standards Board issued SFAS No. 123(R), "Share-Based Payment." SFAS No. 123(R) replaces SFAS No. 123, "Accounting for Stock-Based

Compensation," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS No. 123(R) requires compensation costs related to share-based payment transactions to be recognized in the financial statements over the period that an employee provides service in exchange for the award. Public companies are required to adopt the new standard using a modified prospective method and may elect to restate prior periods using the modified retrospective method. Under the modified prospective method, companies are required to record compensation cost for new and modified awards over the related vesting period of such awards prospectively and record compensation cost prospectively for the unvested portion, at the date of adoption, of previously issued and outstanding awards over the remaining vesting period of such awards. No change to prior periods presented is permitted under the modified prospective method. Under the modified retrospective method, companies record compensation costs for prior periods retroactively through restatement of such periods using the exact pro forma amounts disclosed in the companies' footnotes. Also, in the period of adoption and after, companies record compensation based on the modified prospective method. SFAS No. 123(R) is effective for periods beginning after June 15, 2005. The Company plans to adopt SFAS No. 123(R) as of July 3, 2005, the beginning of its fourth fiscal quarter, and to use the modified prospective method. The adoption of SFAS 123(R) is not expected to have a material impact on the company's financial statements for the year ended September 30, 2005, since there are no options granted or outstanding on September 30, 2004.

        In November 2004, the Financial Accounting Standards Board issued SFAS No. 151, "Inventory Costs." SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005. The Company intends to adopt SFAS No. 151 on October 1, 2005, the beginning of its 2006 fiscal year. The adoption of SFAS No. 151 is not expected to have a material impact on the Company's financial statements.

        FASB Staff Position (FSP) No. FAS 109-1 and 109-2 were issued in December 2004, providing guidance on foreign earnings repatriation and qualified production activities of the American Jobs Creation Act (AJCA) that was enacted on October 22, 2004. The AJCA created a temporary incentive for United States multinationals to repatriate accumulated earnings outside the United States by providing an 85 percent dividends received deduction for certain qualifying earnings repatriations in either fiscal 2005 or in fiscal 2006. As of September 30, 2004, the Company has not provided deferred taxes on foreign earnings because any taxes on dividends would be substantially offset by foreign tax credits or because the Company intends to reinvest those earnings indefinitely. Due to the complexity of the repatriation provision, the Company is still evaluating the effects of this provision on its plan for repatriation of foreign earnings and does not expect to be able to complete this evaluation until after Congress or the Treasury Department provides additional guidance clarifying key elements of the provision.

8.    Income Taxes

        The Company's income tax provision (benefit) was computed in accordance with SFAS No. 109 and is based on current tax rates. The Company's foreign income tax provision relates to Canadian federal and provincial income taxes.

        The provision for income taxes and the reconciliation between the United States federal income taxes at the statutory rate on consolidated income before taxes and the Company's income tax provision are as follows.

	Fiscal year ended September 30,
	2002	2003	2004
	(restated)	(restated)
	(dollars in millions)
U.S. federal income taxes at the statutory rate	$7.8	$19.3	$19.8
Adjustments to reconcile to the Company's income tax provisions:
U.S. state income tax provision, net	0.1	2.0	1.7
Foreign rate differential	0.6	0.6	(0.1)
Nondeductible charges	0.7	0.3	0.4
Research and development credit	(0.4)	—	(0.2)
Discrete Events:
Tax accrual adjustments for conclusion of examinations and expiration of certain state statutes	—	—	(6.4)
Reduction of Foreign Tax Credits	—	—	1.8
Other (net)	1.2	0.5	0.9

Provision for income taxes	10.0	22.7	17.9
Deferred provision (benefit) for income taxes	7.0	0.3	(3.0)

Current provision for income taxes	$3.0	$22.4	$20.9

        The provisions for the fiscal years ended September 30, 2002, 2003 and 2004 included $3.6 million, $2.5 million and $4.4 million, respectively, for foreign income taxes. The foreign component of income before income taxes was $8.4 million, $6.3 million and $14.0 million, respectively, for each of the periods above.

        The deferred income tax balance sheet accounts result from temporary differences between the amount of assets and liabilities recognized for financial reporting and tax purposes. The components of the net deferred income tax asset are as follows:

	September 30,
	2003	2004
	(restated)
	(dollars in millions)
Deferred tax assets
Inventories	$9.6	$10.1
Identifiable intangibles	14.4	15.4
Accrued liabilities and reserves	3.9	10.9
Unrealized loss on derivatives	6.8	1.8
Accumulated other comprehensive loss:
Additional minimum pension liability	17.7	16.8
Other	6.1	—

	58.5	55.0

Deferred tax liabilities
Property, plant and equipment	(17.5)	(17.8)
Pensions	(6.0)	(5.2)
Other	—	(3.7)

	(23.5)	(26.7)

Net deferred income tax assets	$35.0	$28.3

        As of September 30, 2004, the Company had $1.8 million of state net operating loss carryforwards for which there is currently a full valuation allowance.

        Undistributed earnings of the Company's foreign subsidiary amounted to approximately $62.3 million and $64.0 million at September 30, 2003 and 2004, respectively. Subsequent to the Company's fiscal year-end, the American Jobs Creation Act ("AJCA") was enacted on October 22, 2004. The AJCA created a temporary incentive for US multinationals to repatriate accumulated earnings outside the United States by providing an 85 percent dividends received deduction for certain dividends from controlled foreign corporations. The Company may elect to apply this provision to qualifying earnings repatriations in either fiscal 2005 or in fiscal 2006. As of September 30, 2004, the Company has not provided deferred taxes on foreign earnings because any taxes on dividends would be substantially offset by foreign tax credits or because the Company intends to reinvest those earnings indefinitely. Due to the complexity of the repatriation provision, the Company is still evaluating the effects of this provision on its plan for repatriation of foreign earnings and does not expect to be able to complete this evaluation until after Congress or the Treasury Department provides additional guidance clarifying key elements of the provision.

9.    Borrowing Arrangements

        Long-Term Debt—Long-term debt consists of the following obligations:

	September 30,
	2003	2004
	(dollars in millions)
Senior credit facility term loans	$523.4	$515.0
Senior subordinated notes	50.0	—
Second priority senior secured notes	—	100.0
10% senior subordinated notes	—	315.0
Capital lease obligations	2.3	2.6

	575.7	932.6
Less current portion	(6.2)	(3.2)

	$569.5	$929.4

        A schedule of debt maturities as of September 30, 2004 is as follows:

	Less than 1 year	1–3 years	4–5 years	After 5 years	Total
	(dollars in millions)
Senior credit facility term loans	$2.2	$5.8	$5.8	$501.2	$515.0
Second Priority Senior Secured Notes	—	—	—	100.0	100.0
10% Senior Subordinated Notes	—	—	—	315.0	315.0
Capital lease obligations	1.0	1.6	—	—	2.6

Total debt maturities	$3.2	$7.4	$5.8	$916.2	$932.6

        On April 23, 2004, the Company completed a recapitalization of all its outstanding debt (exclusive of capital leases) including issuance of new term loans and issuance of $415 million of new notes. The Company used the net proceeds from these offerings and the credit facility borrowings to repay all existing loans under Group's existing credit facility together with accrued interest and a 1.0% prepayment premium thereon and make a distribution to our parent company to (i) redeem the preferred stock at a price equal to liquidation preference ($105.5 million at April 23, 2004) plus a 1.0% premium thereon, (ii) pay a dividend to its common stockholders of $1.91 per share, or approximately $386.6 million in the aggregate and (iii) make a payment to its employee optionholders of the excess of the per share dividend to its common stockholders over the exercise price of their options, or $12.6 million in the aggregate. Group retained approximately $10.0 million of proceeds from the offerings to be used for general corporate purposes. Existing ownership of the Mueller Water was unchanged as a result of these transactions. The following is a description of our outstanding debt.

        Senior Credit Facility:    Group entered into a new senior credit facility, which includes a $545 million amortizing term loan ($30 million of which has since been repaid) maturing seven years after closing and an $80.0 million revolving credit facility that will terminate five years after closing. The revolving credit facility and/or the term loan facility are subject to a potential, although uncommitted, increase of up to an aggregate of $50.0 million at Group's request at any time prior to maturity. In addition, although uncommitted, a foreign currency sub-facility may be made available to one or more of Group's restricted foreign subsidiaries in an aggregate principal amount of up to the U.S. dollar equivalent of $30.0 million. This increase and the additional foreign currency sub-facility will only be available if one or more financial institutions agree to provide them. Group had no borrowings under the revolving credit facility at September 30, 2004.

        Borrowings under the senior credit facility generally bear interest based on a margin over, at Group's option, the base rate or LIBOR. The applicable margin is 2.75% over LIBOR and 1.50% over the base rate for term loans. The applicable margin under the revolving senior credit facility is a range of 2.25% to 3.25% over LIBOR and a range of 1.00% to 2.00% over the base rate, depending on our ratio of consolidated debt to EBITDA as defined in the senior credit facility. At September 30, 2004 the applicable margin on the revolving senior credit facility was 3.25% over LIBOR and 2.00% over the base rate. Group's obligations under the senior credit facility are guaranteed by Mueller Water and all of Group's existing or future domestic restricted subsidiaries and is secured by substantially all of the assets of Group and its subsidiary guarantors, including a pledge of the capital stock of all Group's existing and future domestic subsidiaries, a pledge of no more than 65.0% of the voting stock of any of Group's foreign subsidiaries, a pledge of all intercompany indebtedness in favor of Group and its domestic restricted subsidiaries, and a pledge of Group's capital stock by Mueller Water. The senior credit facility contains customary covenants, including covenants that limit Group's ability to incur debt and liens, pay dividends and make investments and capital expenditures, and events of default.

        Second Priority Senior Secured Floating Rate Notes:    Group issued $100 million of such notes. Interest on the secured notes is payable at a rate equal to the three-month reserve-adjusted London-interbank offered rate, or LIBOR, which is reset quarterly, plus 4.75% on February 1, May 1, August 1 and November 1 of each year, beginning on August 1, 2004. The interest rate for the first interest period ending August 1, 2004 was 5.89% per annum. The secured notes mature in 2011 and are guaranteed by each of the existing domestic restricted subsidiaries and secured by second-priority liens on the assets securing the senior credit facility (other than certain subsidiary stock and assets of Water). The secured notes contain customary covenants and events of default, including covenants that limit Group's ability to incur debt, pay dividends and make investments and also include a maintenance covenant limiting Group's senior total leverage as a multiple of EBITDA, as defined in the indenture.

        10% Senior Subordinated Notes:    Group issued $315 million of such notes. Interest on the subordinated notes is payable at an annual rate of 10% on May 1 and November 1 of each year, beginning on November 1, 2004. The subordinated notes mature in 2012 and are guaranteed by each of Group's existing domestic restricted subsidiaries. The subordinated notes contain customary covenants and events of default, including covenants that limit Group's ability to incur debt, pay dividends and make investments.

        See note 21 regarding defaults, and a waiver obtained under the credit agreement subsequent to September 30, 2004 related to untimely filing of annual and quarterly reports.

        Capital Leases—The Company leases automobiles under capital lease arrangements that expire over the next four years.

        Future minimum lease payments under scheduled capital leases that have initial or remaining non-cancelable terms in excess of one year are as follows:

(dollars in millions)
Fiscal 2005	$1.2
Fiscal 2006	0.9
Fiscal 2007	0.8
Fiscal 2008	0.1

Total minimum lease payments	3.0
Amount representing interest	(0.4)

Obligations under capital leases	2.6
Obligations due within one year	(1.0)

Long term obligations	$1.6

        Senior Subordinated Debt—The senior subordinated debt at September 30, 2003 consisted of promissory notes with a principal amount of $50.0 million. A majority of these notes were owned or held by an owner of the Company. These notes accrued interest at a rate of 14.0% per annum, payable semi-annually. On November 14, 2003, Group redeemed the notes in full, along with accrued and unpaid interest of $0.3 million and early redemption penalty of $7.0 million. Additionally, $0.4 million of deferred financing fees were written off.

        Interest Rate Swap—Group has entered into interest rate swap agreements in order to reduce interest rate risks and manage interest expense. As of September 30, 2004, a notional principal amount of $100.0 million in swap agreements is still outstanding and scheduled to mature in May 2005 and July 2005. The swap agreements effectively convert floating-rate debt into fixed-rate debt and carry an average fixed interest rate of 7.52% at September 30, 2004. Interest differentials to be paid or received because of swap agreements are reflected as an adjustment to interest expense over the related debt period. While Group is exposed to credit loss on its interest rate swaps in the event of non-performance by the counterparties to such swaps, management believes such nonperformance is unlikely to occur given the financial resources of the counterparties.

        Distributions to Water—Mueller Water has no material assets other than its ownership of Group's capital stock and accordingly depends upon distributions from Group to satisfy its cash needs. Mueller Water's principal cash needs will be debt service on its Senior Discount Notes due 2014. These notes do not require cash interest payments until 2009 and contain restrictive covenants that will, among other things, limit the ability of Mueller Water and its subsidiaries (including Group) to incur debt, pay dividends and make investments. Neither Group nor any of its subsidiaries guarantee these notes. Mueller Water, however, is a holding company and its ability to pay interest on the notes will be dependent upon the receipt of dividends from its subsidiaries. Group is currently Mueller Water's only direct subsidiary. However, the terms of Group's borrowing arrangements significantly restrict its ability to pay dividends to Mueller Water.

10.    Redeemable Preferred Stock

        Push Down Accounting of Redeemable Preferred Stock.—Mueller Water used a portion of the dividend paid by the Company from the proceeds of the Company's offering of Second Priority Senior Secured Floating Rate Notes due 2011 and Senior Subordinated Notes due 2012 in April 2004 to redeem Mueller Water's preferred stock described below in full. As a result, the Company has determined that the effect of using the proceeds of its current debt offering to retire Mueller Water's mandatorily redeemable preferred stock required the Company to retroactively "push down" the redeemable preferred stock and reflect it as an obligation in the Company's September 30, 2003 balance sheet in compliance with the provisions of Staff Accounting Bulletin 54 (Topic 5-J).

        Redeemable Preferred Stock.—In connection with the Company's formation in 1999, Mueller Water issued two million shares of 16% Senior Exchangeable Preferred Stock, due August 15, 2010, par value $0.01 per share ("preferred stock"). The preferred stock provided for dividends at a rate of 16% per annum, which dividends would accrue or be payable in cash, at Mueller Water's option until August 2006 and must be paid in cash thereafter when and if declared by Mueller Water's board out of funds legally available therefor. The liquidation value on any future date is the sum of $25 per share plus the dividend accretion since issuance.

        The accretion of dividends of $9.9 million for the fiscal year ended September 30, 2004 was accounted for as a non-cash transaction. The accretion reduces the net income available to common shareholders. As described in Note 9, the preferred stock was redeemed by Mueller Water on April 23, 2004.

11.    Derivative Instruments

        All derivative financial instruments are recorded on the consolidated balance sheets at their fair value as either assets or liabilities. Changes in the fair value of derivatives are recorded each period in earnings or Accumulated Other Comprehensive Income (Loss), depending on whether a derivative is designated and effective as part of a hedge transaction and, if it is, the type of hedge transaction. Any gains and losses on derivative instruments that are reported in Accumulated Other Comprehensive Income (Loss) are included in earnings in the periods in which earnings are affected by the hedged item. All gains or losses associated with interest rate swaps have been included in earnings and not Accumulated Other Comprehensive Income (Loss).

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

        Interest Rate Swaps—At September 30, 2002, 2003 and 2004, the fair value of interest rate swaps was a liability of $30.5 million, $17.2 million and $4.7 million, respectively.

12.    Commitments and Contingencies

        The Company occupies certain facilities under leases that expire at various dates through the year 2013. Rental expense under these leases and leases for equipment was $7.3 million, $9.3 million and $9.3 million for the fiscal years ended September 30, 2002, 2003, and 2004, respectively. At

September 30, 2004, the aggregate minimum lease payment obligations of $31.4 million noncancelable operating leases were as follows:

(dollars in millions)
2005	$9.1
2006	7.5
2007	5.5
2008	4.1
2009	1.4
Thereafter	3.8

$31.4

        The Company is subject to retention on certain contracts, with the retention portion of the amount receivable paid upon project completion.

        In the normal course of business, the Company incurs claims with respect to product liability. Such claims are insured up to certain limits, with such policies containing certain self-insured retention limits. Product liability claims for product manufactured or sold prior to August 1999, and environmental claims relating to property owned in August 1999 and before, arising out of events occurring prior to that date, are subject to indemnification by Tyco, based on the provisions of the August 1999 acquisition agreement whereby the Company was acquired from Tyco.

        Workers compensation claims in the United States are self-insured by the Company to the extent of stop loss coverage per claim. The U.S. claim liability is recorded based on an actuarially determined estimate of the present value of the obligation outstanding at year-end. The recorded reserve at September 30, 2003 and September 30, 2004 was approximately $7.1 million and $8.5 million, respectively.

        The $8.5 million reserve at September 30, 2004 includes $0.3 million of reserves booked by Canadian operating units. Workers compensation programs are administered by the government in Canada.

        The present value of the workers compensation obligation for U.S. operating units was determined using a discount rate of 5.0%. The undiscounted liability is $9.5 million. The projected undiscounted and discounted payments pursuant to the obligation are:

Year	(dollars in millions)
	Discounted	Undiscounted
1	$2.1	$2.2
2	1.6	1.7
3	1.2	1.3
4	0.8	1.0
5	0.7	0.8
Aggregate thereafter	1.8	2.5

Total	$8.2	$9.5

        The Company is subject to warranty claims related to sales of water meters that can be read remotely by hand-held or drive-by electronic readers. Radio transmitters purchased from one of the Company's third party vendors have demonstrated a high failure rate and the Company has taken actions to correct the issue. Initially, the third party vendor had taken financial responsibility with respect to this matter. The third party vendor is no longer able to fulfill its warranty obligations and the

Company has taken corrective action. In fiscal year 2004, the Company incurred $1.9 million of cost to replace defective radio transmitters. If the Company finds it necessary to replace all of the remaining affected third party vendors' radio transmitters still in service, the additional future exposure is not expected to exceed $0.5 million. The Company has accrued a reserve of $0.5 million as of September 30, 2004 related to this issue.

        Certain of our products contain lead. Environmental advocacy groups, relying on standards established by California's Proposition 65, are seeking to eliminate or reduce the content of lead in some of our products offered for sale in California. In certain cases, we have entered into settlement agreements with these environmental advocacy groups to modify our products or offer substitutes. Further, similar issues may be raised by other advocacy groups in other jurisdictions under Proposition 65.

        Over the next two to three years, the Company expects to incur between $2.0 million and $6.0 million of capital costs at its steel and iron foundries to comply with the United States Environmental Protection Agency's National Emissions Standards for Hazardous Air Pollutants which were issued April 22, 2004. The Company is in the process of performing an analysis to assess the impact of these standards on the financial results of the Company.

        The Company's subsidiary, James Jones Company, and its former parent company are defendants in a false claims lawsuit in which a former James Jones Company employee is suing on behalf of cities, water districts and municipalities. The employee alleges that the defendants sold allegedly non-conforming public water system parts to various government entities. The lawsuit seeks consequential damages, penalties and punitive damages. The Company's subsidiary, Mueller Co., which had also been named as a defendant, brought a summary judgment motion and was dismissed from this litigation in January 2004. Any liability associated with the lawsuit is covered by an indemnification from our previous owner.

        On March 31, 2004, the Company's subsidiary, Anvil International, entered into a consent order with the Georgia Department of Natural Resources regarding various alleged hazardous waste violations at the Statesboro, Georgia site formerly operated by Anvil. Pursuant to the consent order, Anvil has agreed to pay a settlement amount of $100,000, comprised of a $50,000 monetary fine and $50,000 towards a supplemental environmental project. Anvil has also agreed to perform various investigatory and remedial actions at the site and its landfill. While the ultimate investigatory and remedial costs are currently unknown, the total costs are estimated to be between $0.8 million and $1.0 million. The Company has spent $0.2 million and has accrued $0.8 million as of September 30, 2004.

        In November 2003, Beck Manufacturing, a division of Anvil International, closed its manufacturing facility in Kearny, New Jersey and withdrew from the Teamsters Local 11 Pension Fund ("Teamsters" or "Fund"). Anvil has established an accrual of $0.2 million for any withdrawal liability. On July 19, 2004, the Fund Trustees issued notice to Anvil that pursuant to ERISA Sections 4202 and 4219(b)(1), Anvil owed approximately $1.2 million in withdrawal liability to the Fund. On October 5, 2004, Anvil sent notice to the Teamsters contesting the amount of the withdrawal liability. The Teamsters gave notice of their plan to appeal and pursue arbitration under the guidelines set out in the Teamsters Trust Agreement. Anvil intends to vigorously defend its position that a substantially lower withdrawal liability is appropriate.

        As part of the Star acquisition (see Note 5), Anvil has agreed to a future payment to be made to the seller to the extent that the gross profit of the acquired business exceeds a targeted gross profit. The maximum potential deferred payment amount is $23 million. Management currently estimates the deferred payment could total approximately $3 to $6 million for the deferred payment period that begins February 1, 2004 and ends January 31, 2007. The deferred payment amount indicated above is based on management's best estimate, but the annual adjustment could be materially different. The liability for such deferred payment will be recorded at the end of each deferred payment period, in accordance with the purchase agreement. No deferred payment was earned for the year ended September 30, 2004.

        We have entered into employment agreements with Dale Smith, George Bukuras and Darrell Jean. In addition, we have adopted benefit plans that provide for severance and other payments when certain triggering events occur, such as a change in control. These employment agreements and plans require payments under the circumstances set forth therein.

        In the opinion of management, accruals associated with contingencies incurred in the normal course of business are sufficient. Resolution of existing known contingencies is not expected to significantly affect the Company's financial position and result of operations.

13.    Retirement Plans

        Defined Benefit Pension Plans—The Company has a number of non-contributory and contributory defined benefit retirement plans covering certain United States and non-United States employees of the Company and its subsidiaries. Contributions are based on the projected unit credit method of calculation and are charged to the statements of operations on a systematic basis over the expected average remaining service lives of current employees. The Company's funding policy is to make annual contributions to the extent such contributions are tax deductible as actuarially determined. The benefits under the defined benefit plans are based on years of service and compensation.

        The following table presents the changes in the projected benefit obligations:

	Fiscal year ended September 30,
	2003	2004
	(dollars in millions)
Benefit obligation at beginning of the period	$93.0	$104.6
Service cost	2.0	2.1
Interest cost	6.1	6.1
Actuarial losses	8.2	2.3
Benefits paid	(6.3)	(6.1)
Plan amendments	0.4	0.4
Employee contributions	0.1	0.1
Currency translation adjustment	1.1	0.6

Net increase for the period	11.6	5.5

Projected benefit obligation, end of the period	$104.6	$110.1

The following table presents the changes in fair value of plan assets:

	Fiscal year ended September 30,
	2003	2004
	(dollars in millions)
Fair value of plan assets at beginning of period	$62.5	$71.6
Actual return on plan assets	8.3	5.5
Employer contributions	5.5	7.3
Benefits paid	(6.3)	(6.1)
Employee contributions	0.1	0.1
Currency translation adjustment	1.5	0.8

Net increase for the period	9.1	7.6

Fair value of plan assets at the end of the period	$71.6	$79.2

        Information for the pension plans with an accumulated benefit obligation in excess of plan assets:

	September 30,
	2003	2004
	(dollars in millions)
Projected benefit obligation	$99.1	$102.6
Accumulated benefit obligation	99.1	102.6
Fair value of plan assets	63.1	69.3

        The following is a reconciliation of the funded status of the plans:

	Fiscal year ended September 30,
	2003	2004
	(dollars in millions)
Funded status	$(33.0)	$(30.9)
Unrecognized prior service cost	0.9	1.2
Unrecognized net actuarial loss	45.0	44.4

Net amount recognized	$12.9	$14.7

        Amounts recognized in the Consolidated Balance Sheets consist of:

	Fiscal year ended September 30,
	2003	2004
	(dollars in millions)
Accrued pension liability	$(32.2)	$(29.2)
Pension intangible	0.9	0.8
Additional minimum pension liability (pretax)	44.2	43.1

Net amount recognized	$12.9	$14.7

        The following table presents the components of net periodic benefit cost:

	Fiscal year ended September 30,
	2002	2003	2004
	(dollars in millions)
Service cost	$1.8	$2.0	$2.1
Interest cost	6.0	6.1	6.1
Expected return on plan assets	(5.8)	(4.6)	(5.3)
Amortization of prior service cost	0.1	0.1	0.1
Contribution to Defined Contribution Retirement Plan from Defined Benefit Pension Plans	0.1	—	0.1
Amortization of net actuarial loss	1.3	2.5	2.7

Net periodic benefit cost	$3.5	$6.1	$5.8

	At September 30,
	2003	2004
	(dollars in millions)
Other comprehensive income attributable to the change in additional minimum liability recognition (pre-tax)	$2.2	$(1.0)
	At September 30,
	2003	2004
Weighted-Average Assumptions used to determine benefit obligations as of end of fiscal year
Discount rate:	6.0%	5.8%
Rate of compensation increase:	5.0%	3.5%
	Fiscal Year ended September 30,
	2002	2003	2004
Weighted-Average Assumptions used to determine net periodic benefit cost
Discount rate:	6.8%	6.0%	6.0%
Rate of compensation increase:	4.7%	5.0%	3.5%
Expected long-term return on plan assets:	7.9%	7.9%	7.9%

        To develop the expected long-term rate of return on assets assumption, the Company considered the historical returns and the future expectations for returns for each asset class, as well as the target allocation of the pension portfolio, over a 20-year time horizon based on the facts and circumstances that exist as of the measurement date. The Company also reflected historical and expected future returns associated with its active management of certain asset classes in recognition of the potential to outperform the broader market.

        The company's pension plans' weighted-average asset allocations at September 30, 2003, and 2004, by asset category, are as follows:

	At September 30,
	2003	2004
Equity Securities	64.2%	62.4%
Debt Securities	35.3%	36.7%
Other	0.5%	0.9%

Total	100.0%	100.0%

        The target asset allocations for the plans are 45% for large cap domestic equities (range of 35%-50%), 5% for small cap domestic equities (range of 0% to 10%), 10% for international equities (range of 5% to 15%), and 40% for domestic fixed income (range of 35% to 45%). The assets of the company's plans are well diversified and managed with the goal of maximizing the plans' real return within an acceptable level of risk. The asset allocation is designed to minimize the plans' volatility of returns through the use of a 40% allocation to fixed income securities. To offset the lower overall expected returns from fixed income securities; the target equity component is weighted at 60% and includes both small cap and international equities. The small cap equity allocation has a higher overall expected return than large cap equities. International equities are considered a diversifier for the plans, as the current expected return of international equities is not significantly different than for domestic equities. The Company reviews asset allocation each quarter to determine if the asset class allocations for each asset class fall within the approximate target ranges. If assets fall outside the ranges, rebalancing is accomplished through cash flows and/or transfer of assets between asset classes.

        The Company is required to contribute $0.1 million to its pension plans in 2005, and it may make further discretionary payments.

        The following benefit payments, which reflect expected future service, are expected to be paid:

Fiscal Year	(dollars in millions)
2005	$6.4
2006	$6.4
2007	$6.5
2008	$6.6
2009	$6.7
2010 to 2014	$34.2

        Of the total plan obligations at September 30, 2002, 2003 and 2004, 91%, relate to United States plans and 9%, relate to non-United States plans.

        Defined Contribution Retirement Plan—Certain United States employees of the Company and its subsidiaries participate in a defined contribution 401(k) matching plan. Pension expense for the defined contribution plan is computed as a percentage of participants' compensation and was $7.3 million, $5.9 million and $7.3 million for the fiscal years ended September 30, 2002, 2003 and 2004, respectively.

14.    Supplementary Balance Sheet Information

        Selected supplementary balance sheet information is presented below:

	September 30,
	2003	2004
	(restated)
	(dollars in millions)
Inventories
Purchased materials and manufactured parts	$43.3	$41.1
Work in process	65.6	67.3
Finished goods	128.9	151.8

	$237.8	$260.2

Property, plant and equipment
Land	$9.5	$9.6
Buildings	53.8	58.6
Machinery and equipment	268.1	286.6
Leasehold improvements	1.6	1.7
Capital lease assets	3.3	4.5
Construction in progress	11.7	9.2
Accumulated depreciation	(140.0)	(183.4)

	$208.0	$186.8

Accrued expenses and other liabilities
Vacations and holidays	$7.9	$9.1
Comprehensive liability and workers compensation	7.1	8.5
Accrued interest	6.3	16.6
Accrued payroll and bonus	10.5	14.7
Accrued taxes	12.0	4.7
Accrued sales commissions	3.1	4.0
Accrued cash discounts and rebates	3.9	5.7
Other	17.4	22.2

	$68.2	$85.5

15.    Supplementary Income Statement Information

        Selected supplementary income statement information is presented below.

	Fiscal year ended September 30,
	2002	2003	2004
	(restated)	(restated)
	(dollars in millions)
Research and development	$5.5	$4.7	$4.4

Advertising	$1.5	$1.6	$2.3

Interest expense and early repayment costs:
Contractual interest expense	$59.9	$47.0	$51.8
Deferred financing fee amortization	2.4	2.7	3.4
Senior subordinated debt early redemption penalty	—	—	7.0
Write off of deferred financing fees	1.6	—	7.0
Interest rate swap (gains) losses	(3.7)	(13.3)	(12.5)

Total interest expense and early repayment costs	$60.2	$36.4	$56.7

        A reconciliation of net income available to the common shareholder is as follows:

	Fiscal year ended September 30,
	2002	2003	2004
	(restated)	(restated)
	(dollars in millions)
Net income	$12.0	$32.6	$38.3
Less preferred share accretion	(12.1)	(14.2)	(9.9)

Net income (loss) available to the common shareholder	$(0.1)	$18.4	$28.4

16.    Supplementary Cash Flow Information

        Cash paid by the Company for interest during the fiscal years ended September 30, 2002, 2003 and 2004 was $61.0 million, $48.1 million and $50.4 million, respectively. The Company received a cash refund of $0.5 million, paid cash of $9.0 million and paid cash of $27.4 million for taxes during the fiscal years ended September 30, 2002, 2003 and 2004, respectively.

17.    Stock Plans

        Effective August 31, 2000, Mueller Water implemented its Management Incentive Plan and its Direct Investment Program. These stock plans were created with the purpose of attracting, retaining and motivating key employees of Mueller Water and its subsidiaries (including the Company). Prior to August 31, 2000, neither Mueller Water nor the Company had an employee stock option plan or a stock purchase plan; however, certain employees of the Company and its subsidiaries had been granted stock and stock options under Tyco's stock award plans.

        Direct Investment Program    Under the Direct Investment Program, certain employees are allowed to purchase a specific number of shares of Mueller Water, at a price equal to fair value at the time of the purchase. Under the plan, Mueller Water will loan the employee up to 50% of the total purchase price on a non-recourse basis. However, all shares of the plan are pledged as collateral. Mueller Water is authorized to grant 10 million shares under the plan and issued approximately 9.5 million shares at a purchase price of $1.00 per share and 0.5 million shares at a purchase price of $1.50 per share as of September 30, 2003. The Company recorded non-cash compensation expense of $2.3 million for the fiscal year ended September 30, 2004, related to the loan portion of the shares purchased pursuant to the Direct Investment Program.

        During 2003, the Company's Chief Executive Officer purchased 476,244 shares of Mueller Water stock at $1.50 per share under the Direct Investment Program. As a result, the Company increased paid in capital by approximately $0.7 million in 2003.

        In connection with the recapitalization completed in April 2004, all outstanding employee loans were repaid in full by the employees. The Company has recorded a non-cash compensation charge of approximately $2.3 million related to the loan portion of the shares purchased pursuant to the Direct Investment Program. There are no remaining shares available for purchase as of September 30, 2004.

        Management Incentive Plan—Under the Management Incentive Plan, Mueller Water is authorized to grant stock options to key individuals of the Company and its subsidiaries. The options are granted to purchase common shares of Mueller Water at prices equal to the fair value of the common shares on the date the options are granted. The options become fully vested and exercisable on the eighth anniversary of the date of grant, provided that the individual is in the employment of the Company at all times during the vesting period. The agreement provides for accelerated vesting if certain milestones are achieved. The options expire on the tenth anniversary of the grant date.

        Mueller Water is authorized to grant options for 15 million shares. All options granted have an exercise price equal to the fair value at the date of grant. As of result, no compensation expense was required to be recognized prior to the refinancing discussed in Note 9.

        In connection with the recapitalization, Mueller Water modified these stock option awards to accelerate vesting upon completion of a recapitalization. A portion of the dividend distribution to Mueller Water was used to make a payment to its employee optionholders of the excess of the per share dividend to its common stockholders over the exercise price of their options, or approximately $12.6 million in the aggregate, and the shares were issued and the options were cancelled. The option buyout resulted in an additional charge of approximately $18.9 million ($12.6 million cash charge and $6.3 million non-cash charge) upon completion of the recapitalization in the quarter ending June 26, 2004.

        Information with respect to stock option activity under Mueller Water's plan is as follows:

	Number of Common Shares	Option Price Per Share	Weighted Average Exercise Price
September 30, 2001	12,968,875	1.00	1.00

Granted	370,000	1.19	1.19
Cancelled	(106,900)	1.00	1.00

September 30, 2002	13,231,975	$1.00 to $1.19	$1.01

Granted	1,700,000	1.50	1.50
Cancelled	(203,550)	1.00	1.00

September 30, 2003	14,728,425	$1.00 to $1.50	$1.06

Granted	—
Options cancelled upon recapitalization and issuance of associated common shares	(14,728,425)

September 30, 2004	—

        In addition, Mueller Water granted options to certain members of the Board of Directors under this plan. There were 166,250 options granted to members of the Board of Directors outstanding as of September 30, 2003.

        There were no options granted or outstanding on September 30, 2004.

18.    Facility Rationalization and Related Costs

        2002—During fiscal 2002, the Company continued its efforts to reduce operating costs. The Company further implemented its lost foam technology, and incurred an additional $0.4 million of costs associated with the discontinuance of its green sand production process.

        Additionally, after reviewing its facility utilization and associated assets, the Company recorded a charge of $2.3 million related to asset impairment.

        All of these costs were incurred and settled during the fiscal year ended September 30, 2002.

        2003—During fiscal 2003, the Company continued its efforts to reduce operating costs. The Company incurred an additional $0.3 million of costs related to relocation of manufacturing production to another facility.

        Additionally, after reviewing its facility utilization and associated assets, the Company recorded a charge of $1.4 million related to asset impairment.

        2004—For fiscal year ended September 30, 2004, the Company recorded $0.9 million, related to asset impairment, environmental issues at a closed facility in Statesboro, Georgia (see Note 12) and lease expense at a closed and vacated facility.

19.    Related Parties

        The Company is a wholly-owned subsidiary of Mueller Water. Substantially all of the outstanding shares of Water's common stock are held by the Donaldson, Lufkin & Jenrette ("DLJ") Merchant Banking funds. As a result of their stock ownership, the DLJ Merchant Banking funds control the Company and have the power to elect all of the Company's directors, appoint new management and approve any action requiring the approval of the holders of common stock, including adopting amendments to the Company's certificate of incorporation and approving acquisitions or sales of all or substantially all of the Company's assets. The directors elected by the DLJ Merchant Banking funds have the ability to control decisions affecting the Company's capital structure, including the issuance of additional capital stock, the implementation of stock repurchase programs and the declaration of dividends.

        We pay DLJ Merchant Banking II, Inc. an annual advisory fee of $500,000 in connection with a financial advisory agreement. This agreement will terminate on the earlier of August 15, 2009 and the date that the DLJ Merchant Banking funds no longer own in aggregate more than 50.0% of our equity, unless extended. Additionally, at September 30, 2004 we had payable to DLJ Merchant Banking II $1.0 million as a one-time advisory fee permitted upon the amendment of our senior credit facility.

        Credit Suisse First Boston LLC, an affiliate of the DLJ Merchant Banking funds, has and will receive customary fees and reimbursement of expenses in connection with the arrangement and syndication of our senior credit facility and as a lender and agent thereunder. Credit Suisse First Boston LLC was also one of the initial purchasers in the April 2004 recapitalization. The aggregate amount of all fees payable to entities affiliated with Credit Suisse First Boston LLC in connection with these advisory services and financing arrangements (including those fees mentioned above) was approximately $4.5 million, $0.9 million and $24.0 million in 2002, 2003 and 2004.

        Mueller Water and its subsidiaries may from time to time enter into other investment banking relationships with CSFB or one of its affiliates pursuant to which CSFB or its affiliates will receive customary fees and will be entitled to reimbursement for all related reasonable disbursements and out-of-pocket expenses. We expect that any arrangement will include provisions for the indemnification of CSFB against a variety of liabilities, including liabilities under the federal securities laws.

        Under the Direct Investment Program described in Note 17, certain employees are allowed to purchase shares of Mueller Water. Mueller Water will loan to employees up to 50% of the total purchase price of such shares on a non-recourse basis. At September 30, 2003, such loans totaled $4.7 million and bear interest at 8.5% per annum. As of September 30, 2003, interest receivable on such shares totaled $0.7 million. Stockholder loans and related interest receivable associated with this program are presented as a reduction of permanent or temporary stockholders' equity in the Mueller Water balance sheet, depending on the underlying share classification. In connection with the recapitalization completed in April 2004, all outstanding employee loans were repaid in full by the employees. There are no remaining shares available for purchase as of September 30, 2004.

20.    Interim Restatements (Unaudited)

        The Company restated prior annual periods as discussed in Note 2. In addition to the errors described in Note 2, the interim financial statements for the periods noted below have been restated for the following items:

Stock-based compensation

        The Company determined that the estimated value of the Mueller Water common stock used to measure the amount of the stock issued and recorded as compensation expense in connection with the recapitalization did not reflect the stock's current fair value. The financial statements for the three months and nine months ended June 26, 2004 have been restated to record stock compensation expense using fair value of the common stock issued.

Intercompany profit elimination

        There was an error, which arose primarily in the first quarter of 2004, in the estimated amount of intercompany profit elimination recorded during the interim periods in the year ended September 30, 2004 related to the piping systems segment.

Deferred financing fees

        Previously expensed financing fees associated with an amendment to our senior credit facility in the first quarter of 2004 which were expensed should have been capitalized and amortized over the remaining term of the facility.

Income tax effect of adjustments

        As a result of the aforementioned adjustments, the interim income tax provisions were also revised. Additionally, the Company changed the classification of $3.7 million of tax obligations previously presented as part of non-current deferred tax assets as other long-term liabilities in the June 26, 2004 balance sheet.

        The following tables set forth the effects of the adjustments discussed above on the Statements of Operations for each of the periods shown below:

	Three Months Ended 12/27/03		Three Months Ended 3/27/04		Three Months Ended 6/26/04		Nine months Ended 6/26/04
(dollars in millions)	As previously reported	As restated	As previously reported	As restated	As previously reported	As restated	As previously reported	As restated
Net sales	$218.0	$220.2	$236.9	$236.3	$288.7	$289.1	$743.6	$745.6
Cost of sales	158.6	161.5	169.4	169.7	205.7	204.5	533.7	535.7

Gross profit	59.4	58.7	67.5	66.6	83.0	84.6	209.9	209.9
Selling, general and administrative expense	39.0	38.7	40.0	39.9	47.5	46.7	126.5	125.3
Stock compensation expense	0.1	0.1	0.2	0.2	15.5	20.9	15.8	21.2
Facility rationalization and related costs	—	—	0.9	0.9	—	—	0.9	0.9

Operating income	20.3	19.9	26.4	25.6	20.0	17.0	66.7	62.5
Interest expense and early repayment costs	(14.5)	(13.7)	(6.7)	(6.7)	(18.1)	(18.9)	(39.3)	(39.3)
Interest income	0.1	0.1	0.1	0.1	0.1	0.1	0.3	0.3

Income (loss) before income taxes	5.9	6.3	19.8	19.0	2.0	(1.8)	27.7	23.5
Income tax expense (benefit)	2.4	2.5	7.9	7.6	(3.2)	(4.6)	7.1	5.5

Net income	$3.5	$3.8	$11.9	$11.4	$5.2	$2.8	$20.6	$18.0

	Three Months Ended 12/28/02		Three Months Ended 3/29/03		Three Months Ended 6/28/03		Three months Ended 9/30/03
(dollars in millions)	As previously reported	As restated	As previously reported	As restated	As previously reported	As restated	As previously reported	As restated
Net sales	$209.9	$209.3	$229.1	$228.5	$232.4	$231.4	$253.7	$253.7
Cost of sales	157.8	157.4	167.1	166.7	170.5	170.4	179.3	180.0

Gross profit	52.1	51.9	62.0	61.8	61.9	61.0	74.4	73.7
Selling, general and administrative expense	38.6	38.7	36.1	36.6	39.2	39.2	40.3	40.3
Stock compensation expense	0.1	0.1	0.2	0.2	0.2	0.2	0.2	0.2
Facility rationalization and related costs	1.2	1.2	0.3	0.3	0.2	0.2	—	—

Operating income	12.2	11.9	25.4	24.7	22.3	21.4	33.9	33.2
Interest expense and early repayment costs	(9.9)	(9.9)	(9.3)	(9.3)	(9.1)	(9.1)	(8.1)	(8.1)
Interest income	0.2	0.2	0.1	0.1	0.1	0.1	0.1	0.1

Income (loss) before income taxes	2.5	2.2	16.2	15.5	13.3	12.4	25.9	25.2
Income tax expense (benefit)	1.0	0.9	6.5	6.2	5.5	5.2	10.7	10.4

Net income	$1.5	$1.3	$9.7	$9.3	$7.8	$7.2	$15.2	$14.8

	2003 (unaudited)				2004 (unaudited)
(dollars in millions)	Three Months Ended 12/28/02	Three Months Ended 3/29/03	Three Months Ended 6/28/03	Three Months Ended 9/30/03	Three Months Ended 12/27/03	Three Months Ended 3/27/04	Three Months Ended 6/26/04	Nine Months Ended 6/26/04
Net income, as previously reported	$1.5	$9.7	$7.8	$15.2	$3.5	$11.9	$5.2	$20.6
Increased (decreased) pretax earnings:
Inventory valuation adjustments	—	—	—	(0.3)	—	(0.1)	(0.1)	(0.2)
Research & development costs	(0.1)	—	—	—	0.3	0.1	0.8	1.2
Revenue recognition adjustments	(0.2)	(0.2)	(0.4)	—	0.7	(0.2)	0.1	0.6
Inventory journal entries	—	—	(0.5)	(0.4)	(0.2)	—	1.1	0.9
Deferred restructuring costs	—	(0.5)	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	(5.4)	(5.4)
Intercompany profit elimination	—	—	—	—	(1.2)	(0.6)	0.5	(1.3)
Deferred financing fees	—	—	—	—	0.8	—	(0.8)	—
Income tax effect of adjustments	0.1	0.3	0.3	0.3	(0.1)	0.3	1.4	1.6

Net income, as restated	$1.3	$9.3	$7.2	$14.8	$3.8	$11.4	$2.8	$18.0

        The following table sets forth the effects of the restatement adjustments discussed above on the components of the Balance Sheet at June 26, 2004.

	June 26, 2004
(dollars in millions)	As previously reported	As restated
Receivables	$155.5	$155.2
Inventories	260.6	256.7
Total current assets	472.6	468.4
Deferred income taxes—noncurrent	26.7	31.9
Total assets	$947.8	$948.8
Accounts payable	55.6	56.0
Accrued expenses and other current liabilities	69.8	67.1
Total current liabilities	127.8	125.5
Long-term debt, net of current portion	930.1	930.1
Other long-term liabilities	6.8	10.5
Total liabilities	1,101.3	1,092.7
Accumulated deficit	(132.8)	(396.3)
Total shareholders' equity (deficit)	(153.5)	(153.9)
Total liabilities and shareholders' equity (deficit)	$947.8	$948.8

        The following tables set forth the effects of the restatement adjustments discussed above on the segment information for each of the three months in the nine-month period ended June 26, 2004 and each of the three-month periods in the year ended September 30, 2003.

	Three Months Ended 12/27/03		Three Months Ended 3/27/04		Three Months Ended 6/26/04		Nine months Ended 6/26/04
(dollars in millions)	As previously reported	As restated	As previously reported	As restated	As previously reported	As restated	As previously reported	As restated
Net sales:
Water infrastructure	$122.5	$124.7	$137.8	$137.2	$172.4	$172.8	$432.7	$434.7
Piping systems	95.5	95.5	99.1	99.1	116.3	116.3	310.9	310.9

Consolidated	218.0	220.2	236.9	236.3	288.7	289.1	743.6	745.6

Segment EBITDA:
Water infrastructure	29.6	30.6	36.6	36.4	45.2	46.0	111.4	113.0
Piping systems	9.2	7.8	8.8	8.2	10.8	12.4	28.8	28.4

Total segment EBITDA	38.8	38.4	45.4	44.6	56.0	58.4	140.2	141.4

Operating Income:
Water infrastructure	23.5	24.5	30.5	30.3	39.5	40.3	93.5	95.1
Piping systems	5.1	3.7	4.5	3.9	6.5	8.1	16.1	15.7
Corporate	(8.3)	(8.3)	(8.6)	(8.6)	(26.0)	(31.4)	(42.9)	(48.3)

Consolidated	20.3	19.9	26.4	25.6	20.0	17.0	66.7	62.5

Total Assets
Water infrastructure							505.7	503.0
Piping systems							301.7	300.1
Corporate							140.4	145.7

Consolidated							947.8	948.8

	Three Months Ended 12/28/02		Three Months Ended 3/29/03		Three Months Ended 6/28/03		Three Months Ended 9/30/03
(dollars in millions)	As previously reported	As restated	As previously reported	As restated	As previously reported	As restated	As previously reported	As restated
Net sales:
Water infrastructure	$111.3	$110.7	$136.9	$136.3	$136.0	$135.0	$154.1	$154.1
Piping systems	98.6	98.6	92.2	92.2	96.4	96.4	99.6	99.6

Consolidated	209.9	209.3	229.1	228.5	232.4	231.4	253.7	253.7

Segment EBITDA:
Water infrastructure	23.8	23.5	37.3	37.1	32.9	32.5	45.3	45.0
Piping systems	6.9	6.9	7.6	7.1	9.0	8.5	8.3	7.9

Total segment EBITDA	30.7	30.4	44.9	44.2	41.9	41.0	53.6	52.9

Operating Income:
Water infrastructure	17.8	17.5	31.4	31.2	26.6	26.2	39.3	39.0
Piping systems	2.8	2.8	3.4	2.9	4.8	4.3	4.1	3.7
Corporate	(8.4)	(8.4)	(9.4)	(9.4)	(9.1)	(9.1)	(9.5)	(9.5)

Consolidated	12.2	11.9	25.4	24.7	22.3	21.4	33.9	33.2

21.    Subsequent Events

        In the first quarter of fiscal 2005, the Company announced that it will cease manufacturing and begin outsourcing a product line it currently produces in Colorado. Restructuring charges of $0.1 million for the first quarter and $1.5 million for the second quarter will be recorded in fiscal 2005.

        The Company failed to file its Annual Reports on Form 10-K for the year ended September 30, 2004 and Quarterly Reports on 10-Q for the quarter ended January 1, 2005 by the prescribed dates under the indentures governing the Company's outstanding senior and senior subordinated notes and our senior credit facility. The failures by the Company to timely file these annual and quarterly reports constitute a default under each of the Company's indentures. If these defaults are not remedied after delivery of notice of default and a lapse of the relevant 60-day grace period, the holders of the Company's notes would be able to declare the notes immediately due and payable, and the lenders of our senior credit facility would be able to declare the loans immediately due. The Company has obtained a waiver under its senior credit facility until March 31, 2005 to file its annual and quarterly reports. No notice of default has been delivered under the indentures. Any default relating to the late filing of the Company's annual or quarterly reports is cured by the filing of this Annual Report on Form 10-K for the year ended September 30, 2004 and the same-day filings of the Company's Quarterly Report on Form 10-Q for the quarter ended January 1, 2005.

22.    Consolidating Guarantor and Non-Guarantor Financial Information

        The following tables set forth the consolidating statements of operations and cash flows for each of the periods ended September 30, 2002, 2003 and 2004 and the consolidating balance sheets as of September 30, 2003 and September 30, 2004. Amounts have been restated to reflect the impact of items discussed in Note 2. The following information is included as a result of the guarantee by certain of the Company's wholly owned U.S. subsidiaries ("Guarantor Companies") of the second priority senior secured notes and senior subordinated notes issued by the Company. None of the Company's other subsidiaries guarantee the debt. Each of the guarantees is joint and several and full and unconditional. "Mueller Group, Inc." ("Issuer") includes the consolidated financial results of Mueller Group, Inc. with all of its wholly-owned subsidiaries accounted for under the equity method.

Consolidating Statement of Operations
For the Year Ended September 30, 2002

	Issuer	Guarantor Companies(1)	Non-Guarantor Companies	Consolidating Eliminating	Consolidated
	(restated)	(restated)		(restated)	(restated)
Net sales	$—	$779.2	$122.7	$—	$901.9
Cost of sales	—	561.4	97.2	—	658.6
Royalty expense	—	12.0	1.5	—	13.5

Gross profit	—	205.8	24.0	—	229.8
Selling, general and administrative expense	8.3	124.5	14.0	—	146.8
Facility rationalization and related costs	—	2.7	—	—	2.7

Operating income (loss)	(8.3)	78.6	10.0	—	80.3
Interest expense	(48.8)	(11.0)	(0.4)	—	(60.2)
Interest income	0.8	—	1.1	—	1.9

Income (loss) before income taxes	(56.3)	67.6	10.7	—	22.0
Income tax expense (benefit)	(25.3)	30.5	4.8	—	10.0
Equity income from subsidiaries	43.0	5.9	—	(48.9)	—

Net income	$12.0	$43.0	$5.9	$(48.9)	$12.0

Consolidating Statement of Operations
For the Year Ended September 30, 2003

	Issuer	Guarantor Companies(1)	Non-Guarantor Companies	Consolidating Eliminating	Consolidated
	(restated)	(restated)	(restated)	(restated)	(restated)
Net sales	$—	$763.9	$159.0	$—	$922.9
Cost of sales	—	541.4	133.1	—	674.5
Royalty expense	—	(1.6)	1.6	—	—

Gross profit	—	224.1	24.3	—	248.4
Selling, general and administrative expense	3.1	135.3	17.1	—	155.5
Facility rationalization and related costs	—	1.7	—	—	1.7

Operating income (loss)	(3.1)	87.1	7.2	—	91.2
Interest expense	(36.2)	(0.2)	(2.9)	2.9	(36.4)
Interest income	0.3	2.9	0.2	(2.9)	0.5

Income (loss) before income taxes	(39.0)	89.8	4.5	—	55.3
Income tax expense (benefit)	(16.0)	36.9	1.8	—	22.7
Equity income from subsidiaries	55.6	2.7	—	(58.3)	—

Net income	$32.6	$55.6	$2.7	$(58.3)	$32.6

Consolidating Statement of Operations
For the Year Ended September 30, 2004

	Issuer	Guarantor Companies(1)	Non-Guarantor Companies	Consolidating Eliminating	Consolidated
Net sales	$—	$859.6	$189.6	$—	$1,049.2
Cost of sales	—	593.4	150.0	—	743.4
Royalty expense	—	(2.0)	2.0	—	—

Gross profit	—	268.2	37.6	—	305.8
Selling, general and administrative expense	3.3	168.7	20.0	—	192.0
Facility rationalization and related costs	—	0.9	—	—	0.9

Operating income (loss)	(3.3)	98.6	17.6	—	112.9
Interest expense	(56.4)	(0.3)	(3.3)	3.3	(56.7)
Interest income	0.2	3.3	0.2	(3.3)	0.4

Income (loss) before income taxes	(59.5)	101.6	14.5	—	56.6
Income tax expense (benefit)	(20.5)	34.0	4.4	—	17.9
Equity income from subsidiaries	77.7	10.1	—	(87.8)	—

Net income	$38.7	$77.7	$10.1	$(87.8)	$38.7

Consolidated Balance Sheet
September 30, 2003

	Issuer	Guarantor Companies(1)	Non-Guarantor Companies	Consolidating Eliminations	Consolidated
	(restated)	(restated)	(restated)	(restated)	(restated)
Assets
Cash and cash equivalents	$53.3	$1.6	$16.5	—	$71.4
Receivables, net	0.5	112.8	21.7	—	135.0
Inventories	—	198.1	39.7	—	237.8
Deferred income taxes	(0.1)	5.7	—	—	5.6
Prepaid expenses and other current assets	0.1	28.0	1.7	—	29.8

Total current assets	53.8	346.2	79.6	—	479.6
Property, plant and equipment, net	0.9	194.0	13.1	—	208.0
Goodwill, net	—	163.1	0.1	—	163.2
Identifiable intangibles, net	—	62.5	0.5	—	63.0
Pension intangible	—	0.9	—	—	0.9
Investment in subsidiaries	832.1	16.3	—	(848.4)	—
Deferred financing fees, net	12.0	—	—	—	12.0
Deferred income taxes	(6.0)	35.1	0.3	—	29.4
Other noncurrent assets	—	0.2	—	—	0.2

Total assets	$892.8	$818.3	$93.6	$(848.4)	$956.3

Liabilities
Accounts payable	$1.1	$36.2	$9.8	—	$47.1
Current portion of long-term debt	5.3	0.9	—	—	6.2
Accrued expenses and other current liabilities	7.5	52.3	8.4	—	68.2

Total current liabilities	13.9	89.4	18.2	—	121.5
Intercompany accounts	87.1	(145.7)	58.6	—	—
Long-term debt, net of current portion	568.1	1.4	—	—	569.5
Accrued pension liability	—	31.7	0.5	—	32.2
Other long-term liabilities	17.2	9.4	—	—	26.6

Total liabilities	686.3	(13.8)	77.3	—	749.8
Redeemable preferred stock	96.6	—	—	—	96.6
Shareholders' equity
Total shareholders' equity	109.9	832.1	16.3	(848.4)	109.9

Total liabilities and shareholders' equity	$892.8	$818.3	$93.6	$(848.4)	$956.3

Consolidating Balance Sheet
September 30, 2004

	Issuer	Guarantor Companies(1)	Non- Guarantor Companies	Consolidating Eliminations	Consolidated
Assets
Cash and cash equivalents	$44.9	$(7.9)	$18.6	$—	$55.6
Receivables, net	—	134.5	27.5	—	162.0
Inventories	—	211.9	48.3	—	260.2
Income taxes receivable	6.5	0.1	(2.5)	—	4.1
Deferred income taxes	—	9.0	—	—	9.0
Prepaid expenses and other current assets	—	26.8	2.1	—	28.9

Total current assets	51.4	374.4	94.0	—	519.8
Property, plant and equipment, net	0.7	173.3	12.8	—	186.8
Goodwill, net	—	163.1	0.1	—	163.2
Identifiable intangibles, net	—	55.2	—	—	55.2
Pension intangible	—	0.8	—	—	0.8
Investment in subsidiaries	981.3	26.1	—	(1,007.4)	—
Deferred financing fees, net	33.8	—	—	—	33.8
Deferred income taxes	(3.0)	22.8	(0.5)	—	19.3

Total assets	$1,064.2	$815.7	$106.4	$(1,007.4)	$978.9

Liabilities
Accounts payable	$2.3	$38.4	$12.0	$—	$52.7
Current portion of long-term debt	2.2	1.0	—	—	3.2
Accrued expenses and other current liabilities	17.6	61.9	6.0	—	85.5

Total current liabilities	22.1	101.3	18.0	—	141.4
Intercompany accounts	236.9	(297.8)	60.9	—	—
Long-term debt, net of current portion	927.9	1.5	—	—	929.4
Accrued pension liability	0.0	29.4	(0.2)	—	29.2
Other long-term liabilities	6.2	—	1.6	—	7.8

Total liabilities	1,193.1	(165.6)	80.3	—	1,107.8
Shareholders' equity
Total shareholders' equity	(128.9)	981.3	26.1	(1,007.4)	(128.9)

Total liabilities and shareholders' equity	$1,064.2	$815.7	$106.4	$(1,007.4)	$978.9

Consolidating Statement of Cash Flows
For the Fiscal Year Ended September 30, 2002

	Issuer	Guarantor Companies(1)	Non- Guarantor Companies	Consolidating Eliminations	Consolidated
	(Restated)	(Restated)
Net cash provided by operating activities	$(19.0)	$59.6	$7.0	—	$47.6

Cash flows from investing activities
Capital expenditures	—	(28.8)	(2.5)	—	(31.3)
Loss on disposals	—	0.6	—	—	0.6
Acquisition of businesses	—	(29.8)	—	—	(29.8)
Decrease in restricted cash	21.2	—	—	—	21.2

Net cash provided by (used in) investing activities	21.2	(58.0)	(2.5)	—	(39.3)

Cash flows from financing activities
Intercompany change	16.1	(4.1)	(12.0)	—	—
Proceeds from short-term borrowings	39.2	—	—	—	39.2
Payment of short-term borrowings	(39.2)	—	—	—	(39.2)
Proceeds from long-term debt	530.0	—	—	—	530.0
Payment of long-term debt	(538.5)	—	—	—	(538.5)
Payment of deferred financing fees	(4.0)	—	—	—	(4.0)

Net cash used in financing activities	3.6	(4.1)	(12.0)	—	(12.5)

Effect of exchange rate changes on cash	—	—	(0.2)	—	(0.2)

Increase (decrease) in cash	5.8	(2.5)	(7.7)	—	(4.4)
Cash and cash equivalents
Beginning of period	8.8	2.2	14.3	—	25.3

End of period	$14.6	$(0.3)	$6.6	—	$20.9

Consolidating Statement of Cash Flows
For the Fiscal Year Ended September 30, 2003

	Issuer	Guarantor Companies(1)	Non- Guarantor Companies	Consolidating Eliminations	Consolidated
	(Restated)	(Restated)
Net cash provided by operating activities	$(26.1)	$89.2	$2.1	—	$65.2

Cash flows from investing activities
Capital expenditures	—	(18.0)	(2.0)	—	(20.0)
Loss on disposals	—	—	—	—	—
Acquisition of businesses	—	(9.3)	(1.9)	—	(11.2)
Decrease in restricted cash	11.6	—	—	—	11.6

Net cash provided by (used in) investing activities	11.6	(27.3)	(3.9)	—	(19.6)

Cash flows from financing activities
Intercompany change	57.8	(59.1)	1.3	—	—
Payment of long-term debt	(5.3)	—	—	—	(5.3)
Financing of assests through capital leases	—	(0.9)	—	—	(0.9)
Contributed capital	0.7	—	—	—	0.7

Net cash used in financing activities	53.2	(60.0)	1.3	—	(5.5)

Effect of exchange rate changes on cash	—	—	10.4	—	10.4

Increase (decrease) in cash	38.7	1.9	9.9	—	50.5
Cash and cash equivalents
Beginning of period	14.6	(0.3)	6.6	—	20.9

End of period	$53.3	$1.6	$16.5	—	$71.4

Consolidating Statement of Cash Flows
For the Fiscal Year Ended September 30, 2004

	Issuer	Guarantor Companies(1)	Non- Guarantor Companies	Consolidating Eliminations	Consolidated
Net cash provided by operating activities	$(18.4)	$101.6	$1.5	—	$84.7

Cash flows from investing activities
Capital expenditures	—	(21.5)	(1.0)	—	(22.5)
Loss on disposals	—	1.6	—	—	1.6
Acquisition of businesses	—	(19.8)	—	—	(19.8)

Net cash provided by (used in) investing activities	—	(39.7)	(1.0)	—	(40.7)

Cash flows from financing activities
Intercompany change	72.9	(70.2)	(2.7)	—	—
Proceeds from short-term borrowings	9.2	—	—	—	9.2
Payment of short-term borrowings	(9.2)	—	—	—	(9.2)
Proceeds from long-term debt	960.0	—	—	—	960.0
Payment of long-term debt	(603.4)	—	—	—	(603.4)
Financing assets through capital leases	—	(1.2)	—	—	(1.2)
Payment of deferred financing fees	(32.2)	—	—	—	(32.2)
Dividends paid	(387.3)	—	—	—	(387.3)

Net cash used in financing activities	10.0	(71.4)	(2.7)	—	(64.1)

Effect of exchange rate changes on cash	—	—	4.3	—	4.3
Increase (decrease) in cash	(8.4)	(9.5)	2.1	—	(15.8)
Cash and cash equivalents
Beginning of period	53.3	1.6	16.5	—	71.4

End of period	$44.9	$(7.9)	$18.6	—	$55.6

(1)
Guarantors include the accounts of the following direct and indirect subsidiaries of Mueller Group, Inc.:

Name	State of Incorporation
AnvilStar, LLC	Delaware
Anvil International, Inc.	Delaware
Henry Pratt Company	Delaware
Henry Pratt International Ltd	Delaware
Hersey Meters Co.	Delaware
Hydro Gate Acquisition Corp.	Delaware
James Jones Company	California
J.B. Smith Mfg. Co.	Oklahoma
Mueller Co.	Illinois
Mueller Service Co.	Delaware
Milliken Acquisition Corp.	Delaware
Mueller International, Inc.	Delaware
Mueller International, LLC	Delaware
Mueller International Finance, Inc.	Delaware
Mueller International Finance, LLC	Delaware

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 31, 2005

MUELLER GROUP, INC.
By:	/s/ THOMAS E. FISH Name: Thomas E. Fish Title: Interim Chief Financial Officer

        Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DALE B. SMITH Dale B. Smith	President, Chief Executive Officer and Director	March 31, 2005
/s/ THOMAS E. FISH Thomas E. Fish	Interim Chief Financial Officer	March 31, 2005
/s/ THOMPSON DEAN Thompson Dean	Director	March 31, 2005
/s/ JOSEPH LUCKE Joseph Lucke	Director	March 31, 2005
/s/ CHARLES PIEPER Charles Pieper	Director	March 31, 2005
/s/ VINCENT SARNI Vincent Sarni	Director	March 31, 2005

QuickLinks

MUELLER GROUP, INC. TABLE OF CONTENTS TO FORM 10-K FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2004
Introductory Note
PART I
  Item 1. Business
Risk Factors
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
PART II
  Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
  Item 6. Selected Financial Data
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Payments Due by Period
  Part 7A. Qualitative and Quantitative Disclosure About Market Risk
  Item 8. Financial Statements and Supplementary Data
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
  Item 9B. Other Information
PART III
Summary Compensation Table
PART IV
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS MUELLER GROUP, INC.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
MUELLER GROUP, INC. CONSOLIDATED BALANCE SHEETS
MUELLER GROUP, INC. CONSOLIDATED STATEMENTS OF OPERATIONS
MUELLER GROUP, INC. CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT) AND REDEEMABLE PREFERRED STOCK
MUELLER GROUP, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS
MUELLER GROUP, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Consolidating Statement of Operations For the Year Ended September 30, 2002
Consolidating Statement of Operations For the Year Ended September 30, 2003
Consolidating Statement of Operations For the Year Ended September 30, 2004
Consolidated Balance Sheet September 30, 2003
Consolidating Balance Sheet September 30, 2004
Consolidating Statement of Cash Flows For the Fiscal Year Ended September 30, 2002
Consolidating Statement of Cash Flows For the Fiscal Year Ended September 30, 2003
Consolidating Statement of Cash Flows For the Fiscal Year Ended September 30, 2004
SIGNATURES