Form 10-Q
period 2005-01-01
Mueller Group, Inc.
filed 2005-03-31
CIK 1290999

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 1, 2005.
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 333-117473

MUELLER GROUP, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	37-1387813 (I.R.S. Employer identification No.)
500 West Eldorado St. Decatur, IL 62522-1808 (Address of principal executive offices)

(217) 423-4471
(Registrant's telephone number, including area code)

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐    No ☒

Common Stock	Shares Outstanding As of March 25, 2005
$0.01 Par Value	100

MUELLER GROUP, INC.
REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JANUARY 1, 2005

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MUELLER GROUP, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2004	January 1, 2005
	(unaudited) (dollars in millions)
Assets
Cash and cash equivalents	$55.6	$52.0
Receivables, net of allowance for doubtful accounts of $5.1 and $5.2, respectively	162.0	141.3
Inventories	260.2	288.1
Income taxes receivable	4.1	0.4
Deferred income taxes	9.0	9.0
Prepaid expenses and other current assets	28.9	29.0

Total current assets	519.8	519.8
Property, plant and equipment, net	186.8	180.6
Goodwill, net	163.2	163.2
Identifiable intangibles, net	55.2	54.5
Pension intangible	0.8	0.8
Deferred financing fees, net	33.8	32.7
Deferred income taxes	19.3	18.6

Total assets	$978.9	$970.2

Liabilities
Accounts payable	$52.7	$47.7
Current portion of long-term debt	3.2	3.9
Accrued expenses and other current liabilities	85.5	68.8

Total current liabilities	141.4	120.4
Long-term debt, net of current portion	929.4	928.5
Accrued pension liability	29.2	30.8
Other long-term liabilities	7.8	5.5

Total liabilities	1,107.8	1,085.2

Commitments and contingencies (Note 7)	—	—
Shareholders' equity
Common stock—$0.01 par value (100 shares authorized and issued)	—	—
Additional paid-in capital	—	—
Accumulated deficit	(112.9)	(103.0)
Accumulated other comprehensive loss	(16.0)	(12.0)

Total shareholders' equity	(128.9)	(115.0)

Total liabilities and shareholders' equity	$978.9	$970.2

The accompanying notes are an integral part of the financial statements.

MUELLER GROUP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended
	December 27, 2003	January 1, 2005
	(restated)
	(unaudited) (dollars in millions)
Net sales	$220.2	$256.1
Cost of sales	161.5	180.2

Gross profit	58.7	75.9
Selling, general and administrative expense	38.7	43.5
Stock compensation expense	0.1	—
Facility rationalization, restructuring and related costs	—	0.1

Operating income	19.9	32.3
Interest expense and early repayment costs	(13.7)	(16.5)
Interest income	0.1	0.4

Income before income taxes	6.3	16.2
Income tax expense	2.5	6.3

Net income	$3.8	$9.9

The accompanying notes are an integral part of the financial statements.

MUELLER GROUP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended
	December 27, 2003	January 1, 2005
	(restated)
	(unaudited)
	(dollars in millions)
Cash flows from operating activities
Net income	$3.8	$9.9
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	11.7	11.2
Amortization of intangibles	4.3	0.8
Amortization of deferred financing fees	0.7	1.1
Amortization of tooling	0.5	0.6
Write off of deferred financing fees	0.4	—
Deferred income taxes	0.8	0.7
Stock compensation (non-cash amounts)	0.1	—
Unrealized gain on interest rate swaps	(3.7)	(2.3)
Changes in assets and liabilities, net of the effects of acquisitions:
Receivables	17.6	20.7
Inventories	(3.7)	(27.9)
Income taxes receivable	—	3.7
Prepaid expenses and other current assets	0.2	(0.7)
Pension, net	1.5	1.6
Accounts payable, accrued expenses and other current liabilities	(18.8)	(21.7)
Other, net	(0.1)	(0.4)

Net cash provided by (used in) operating activities	15.3	(2.7)

Cash flows from investing activities
Purchase of property, plant and equipment	(4.5)	(4.7)
Loss on disposal of property, plant and equipment	0.1	0.1

Net cash used in investing activities	(4.4)	(4.6)

Cash flows from financing activities
Payment of long-term debt	(50.0)	—
Payment of deferred financing fees	(0.8)	—
Financing of assets through capital leases	(0.3)	(0.3)

Net cash used in financing activities	(51.1)	(0.3)

Effect of exchange rate changes on cash	2.1	4.0

Decrease in cash and cash equivalents	(38.1)	(3.6)
Cash and cash equivalents
Beginning of period	71.4	55.6

End of period	$33.3	$52.0

The accompanying notes are an integral part of the financial statements.

MUELLER GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED DECEMBER 27, 2003 AND JANUARY 1, 2005

(UNAUDITED)

1.    Basis of Presentation

        The accompanying unaudited condensed consolidated financial statements of Mueller Group, Inc. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, the unaudited condensed consolidated financial statements and notes do not contain certain information included in the Company's annual financial statements. In the opinion of management, all normal and recurring adjustments that are considered necessary for a fair presentation have been made. Operating results for the three months ended January 1, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ended September 30, 2005. The consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended September 30, 2004 as found in the Company's Annual Report on Form 10-K.

2.    Restatements

        In November 2004, our Audit Committee was notified of alleged potential accounting improprieties concerning our accounting for inventory reserves and certain questions concerning revenue recognition. The Audit Committee appointed an independent law firm to investigate the allegations. The report identified several areas requiring financial review by the Company principally concerning accounting for excess and obsolete (E&O) inventory, the capitalization of costs relating to a project that should have been expensed in prior periods, the accrual of reserves for this project without identifying support for such accruals and the timing of recognition of revenue with regard to full truckload shipments that were not immediately dispatched to customers by certain freight carriers used by the Company. The Company also identified some additional annual and interim items recorded in incorrect periods in the course of finalizing the 2004 financial statements. In addition, the Company determined that the value it assigned to stock compensation in connection with our April 2004 recapitalization should be revised. As a result of these findings, the Company has restated its annual and interim financial statements. For more specific information about prior period restatements, see Notes 2 and 21 of the Company's Audited Consolidated Financial Statements for the year ended September 30, 2004 as found in Form 10-K (File No. 333-117473).

        The interim financial statements for the periods noted below have been restated for the following items:

  Research and development costs

        The Company purchased certain inventory and tooling for a development project that was initially recorded in inventory and capitalized to the extent such cost related to tooling. As there were no alternative future uses for these items, they should have been recorded as an expense as they were incurred and no expense should have been recorded in 2004 interim periods. The interim financial statements have been restated to reflect this as a research and development expense (Selling, General & Administrative) in the proper periods.

  Revenue recognition adjustments

        Revenues related to certain full-truckload customer shipments which were not immediately dispatched to customers by certain freight carriers used by the Company originally recognized should have been deferred until such time as the trucks were dispatched and the products delivered to the customer. The interim financial statements have been restated to reflect the recognition of revenue in the proper periods.

  Inventory journal entries

        Unauthorized journal entries were recorded at a piping systems segment plant, which increased the value of inventory inappropriately. The interim financial statements have been restated to reduce the inventory value and increase cost of goods sold.

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

        The following tables set forth the effects of the adjustments discussed above on the Statements of Operations for the three months ended December 27, 2003:

	Three Months Ended 12/27/03
(dollars in millions)	As previously reported	As restated
Net sales	$218.0	$220.2
Cost of sales	158.6	161.5

Gross profit	59.4	58.7
Selling, general and administrative expense	39.0	38.7
Stock compensation expense	0.1	0.1

Operating income	20.3	19.9
Interest expense and early repayment costs	(14.5)	(13.7)
Interest income	0.1	0.1

Income before income taxes	5.9	6.3
Income tax expense	2.4	2.5

Net income	$3.5	$3.8

(dollars in millions)	Three Months Ended 12/27/03
Net income, as previously reported	$3.5
Increased (decreased) pretax earnings:
Research & development costs	0.3
Revenue recognition adjustments	0.7
Inventory journal entries	(0.2)
Intercompany profit elimination	(1.2)
Deferred financing fees	0.8
Income tax effect of adjustments	(0.1)

Net income, as restated	$3.8

	Three Months Ended 12/27/03
(dollars in millions)	As previously reported	As restated
Net sales:
Water infrastructure	$122.5	$124.7
Piping systems	95.5	95.5

Consolidated	218.0	220.2

Segment EBITDA:
Water infrastructure	29.6	30.6
Piping systems	9.2	7.8

Total segment EBITDA	38.8	38.4

Operating Income:
Water infrastructure	23.5	24.5
Piping systems	5.1	3.7
Corporate	(8.3)	(8.3)

Consolidated	20.3	19.9

3.    Segment Information

        Our operations consist of two operating segments: water infrastructure products and piping systems products. Water infrastructure products consist primarily of hydrants, water and gas valves and related products used in water, power and gas distribution. Piping systems products consist primarily of pipe fittings and couplings, pipe nipples and hangers and purchased products related to piping systems used in a variety of applications.

        Intersegment sales and transfers are made at established intersegment selling prices generally intended to cover costs. Our determination of segment earnings does not reflect allocations of certain corporate expenses not attributable to segment operations and intersegment eliminations, which we designate as Corporate in the segment presentation, and is before interest expense and early debt repayment costs, interest income and income taxes. Corporate expenses include costs related to financial and administrative matters, treasury, risk management, human resources, legal counsel, and tax functions. Corporate assets include items booked at the date of the Company's inception in 1999 related to purchase accounting valuation adjustments associated with property, plant and equipment and non-compete agreements with the predecessor parent company, as well as intangibles associated with intellectual property. These assets and any related depreciation or amortization expense have not been pushed down to our water infrastructure products and piping systems products segments and are maintained as Corporate items. Therefore, segment earnings are not reflective of results on a stand-alone basis.

        The Company evaluates segment performance based on segment EBITDA. Segment EBITDA is defined as net income plus income tax expense, interest expense (not net of interest income), depreciation and amortization expense. Segment assets consist primarily of accounts receivable, inventories, property, plant and equipment—net, goodwill, and identifiable intangibles. Summarized financial information for our segments follows:

	Three months ended December 27, 2003	Three months ended January 1, 2005
	(restated)
Net Sales:
Water infrastructure	$124.7	$138.6
Piping systems	95.5	117.5

Consolidated	220.2	256.1

Intersegment sales:
Water infrastructure	3.0	3.4
Piping systems	0.1	0.2

Consolidated	3.1	3.6

Segment EBITDA:
Water infrastructure	30.6	34.8
Piping systems	7.8	16.1

Total segment EBITDA	38.4	50.9

Depreciation and amortization:
Water infrastructure	6.1	6.0
Piping systems	4.1	4.3
Corporate	6.3	2.3

Consolidated	16.5	12.6

Capital expenditures:
Water infrastructure	2.6	2.8
Piping systems	1.9	1.8
Corporate	—	0.1

Consolidated	4.5	4.7

	At September 30, 2004	At January 1, 2005
Total assets:
Water infrastructure	$500.0	$488.8
Piping systems	307.9	318.2
Corporate	171.0	163.2

Consolidated	978.9	970.2

Goodwill:
Water infrastructure	149.1	149.1
Piping systems	14.1	14.1

Consolidated	163.2	163.2

Identifiable intangibles:
Water infrastructure	5.3	5.2
Piping systems	7.2	6.6
Corporate	42.7	42.7

Consolidated	55.2	54.5

        The Company evaluates segment performance based on segment EBITDA. A reconciliation of segment EBITDA to consolidated income before income taxes follows:

	Three months ended December 27, 2003	Three months ended January 1, 2005
	(restated)
Total segment EBITDA	$38.4	$50.9
Unallocated corporate costs	(1.9)	(5.6)
Interest expense and early repayment costs	(13.7)	(16.5)
Depreciation and amortization	(16.5)	(12.6)

Income before income taxes	$6.3	$16.2

        Geographical area information with respect to net sales, as determined by the location of the customer invoiced, and property, plant and equipment—net, as determined by the physical location of the assets, were as follows for the three months ended December 27, 2003 and January 1, 2005:

	Three months ended December 27, 2003	Three months ended January 1, 2005
	(restated)
	(dollars in millions)
Net sales:
United States	$186.3	$210.4
Canada	31.9	44.4
Other Countries	2.0	1.3

	$220.2	$256.1

	At September 30, 2004	At January 1, 2005
Property, plant and equipment, net:
United States	$173.7	$167.2
Canada	11.7	12.0
Other Countries	1.4	1.4

	$186.8	$180.6

4.    Summary of Significant Accounting Policies

        Fiscal Year—The Company's fiscal year ends on September 30. The Company's first quarter ends on the Saturday closest to December 31.

        Inventory—Inventories are recorded at the lower of cost (first-in, first-out) or market value. Additionally, the Company evaluates its inventory reserves in terms of excess and obsolete exposures. This evaluation includes such factors as anticipated usage, inventory turnover, inventory levels and ultimate product sales value. As such, these factors may change over time causing the reserve level to adjust accordingly. Warranty Costs—The Company accrues for the estimated cost of product warranties at the time of sale based on historical experience. Adjustments to obligations for warranties are made as changes in the obligations become reasonably estimable. The following table summarizes information concerning the Company's product warranty:

	Three months ended
	December 27, 2003	January 1, 2005
Balance at beginning of period	$0.9	$1.6
Accruals for warranties	0.8	0.6
Settlement of warranty claims	(0.5)	(0.9)

Balance at end of period	$1.2	$1.3

        Comprehensive Income—The Company's comprehensive income for the three months ended December 27, 2003, and January 1, 2005 includes foreign currency translation adjustments of $2.1 million and $4.0 million, respectively.

        Related Party Transactions—The Company paid $0.4 million to Credit Suisse First Boston for the three months ended December 27, 2003 for management advisory services and credit arranger fees. The Company paid $0.1 million to Credit Suisse First Boston for the three months ended January 1, 2005 for management advisory services.

5.    New Accounting Pronouncements

        In December 2004, the Financial Accounting Standards Board issued SFAS No. 123(R), "Share-Based Payment." SFAS No. 123(R) replaces SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS No. 123(R) requires compensation costs related to share-based payment transactions to be recognized in the financial statements over the period that an employee provides service in exchange for the award. Public companies are required to adopt the new standard using a modified prospective method and may elect to restate prior periods using the modified retrospective method. Under the modified prospective method, companies are required to record compensation cost for new and modified awards over the related vesting period of such awards prospectively and record compensation cost prospectively for the unvested portion, at the date of adoption, of previously issued and outstanding awards over the remaining vesting period of such awards. No change to prior periods presented is permitted under the modified prospective method. Under the modified retrospective method, companies record compensation costs for prior periods retroactively through restatement of such periods using the exact pro forma amounts disclosed in the companies' footnotes. Also, in the period of adoption and after, companies record compensation based on the modified prospective method. SFAS No. 123(R) is effective for periods beginning after June 15, 2005. The Company plans to adopt SFAS No. 123(R) as of July 3, 2005, the beginning of its fourth fiscal quarter and to use the modified prospective method. The adoption of SFAS 123(R) is not expected to have a material impact on the Company's financial statements for the year ended September 30, 2005, as all options previously outstanding have been cancelled as part of the April 2004 recapitalization.

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

        FASB Staff Position (FSP) No. FAS 109-1 and 109-2 were issued in December 2004, providing guidance on foreign earnings repatriation and qualified production activities of the American Jobs Creation Act (AJCA) that was enacted on October 22, 2004. The AJCA created a temporary incentive for United States multinationals to repatriate accumulated earnings outside the United States by providing an 85 percent dividends received deduction for certain qualifying earnings repatriations in either fiscal 2005 or in fiscal 2006. As of January 1, 2005, the Company has not provided deferred taxes on foreign earnings because any taxes on dividends would be substantially offset by foreign tax credits or because the Company intends to reinvest those earnings indefinitely. Due to the complexity of the repatriation provision, the Company is still evaluating the effects of this provision on its plan for repatriation of foreign earnings and does not expect to be able to complete this evaluation until after Congress or the Treasury Department provides additional guidance clarifying key elements of the provision.

6.    Long-Term Debt

	September 30, 2004	January 1, 2005
	(dollars in millions)
Credit facility
Term loans	$515.0	515.0
Second Priority Senior Secured Notes	100.0	100.0
10% Senior Subordinated Notes	315.0	315.0
Capital lease obligations	2.6	2.4

	932.6	932.4

Less current portion	(3.2)	(3.9)

	$929.4	$928.5

        Interest Rate Swaps—The Company has entered into interest rate swap agreements in order to reduce interest rate risks and manage interest expense. As of January 1, 2005, a notional principal amount of $100.0 million in swap agreements was still outstanding and scheduled to mature between May 2005 and July 2005. The swap agreements effectively convert floating-rate debt into fixed-rate debt and carry an average fixed interest rate of 7.52% at January 1, 2005. Interest differentials to be paid or received because of swap agreements are reflected as an adjustment to interest expense over the related debt period. At January 1, 2005 and September 30, 2004, the fair value of interest rate swaps was a liability of $2.4 million and $4.7 million, respectively, and has been recorded in Other Long-Term Liabilities on the Consolidated Balance Sheets.

        See Note 12 regarding defaults, and a waiver obtained under the credit agreement subsequent to January 1, 2005 related to untimely filing of annual and quarterly reports.

7.    Commitments and Contingencies

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

        The Company is subject to warranty claims related to sales of water meters that can be read remotely by hand-held or drive-by electronic readers. Radio transmitters purchased from one of the Company's third party vendors have demonstrated a high failure rate and the Company has taken actions to correct the issue. Initially, the third party vendor had taken financial responsibility with respect to this matter. The third party vendor is no longer able to fulfill its warranty obligations and the Company has taken corrective action. In fiscal year 2004, the Company incurred $1.9 million of cost to replace defective radio transmitters. If the Company finds it necessary to replace all of the remaining affected third party vendors' radio transmitters still in service, the additional future exposure is not expected to exceed $0.1 million. The Company has a reserve of $0.1 million as of January 1, 2005.

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

        On March 31, 2004, the Company's subsidiary, Anvil International, entered into a consent order with the Georgia Department of Natural Resources regarding various alleged hazardous waste violations at the Statesboro, Georgia site formerly operated by Anvil. Pursuant to the consent order, Anvil has agreed to pay a settlement amount of $100,000, comprised of a $50,000 monetary fine and $50,000 towards a supplemental environmental project. Anvil has also agreed to perform various investigatory and remedial actions at the site and its landfill. While the ultimate investigatory and remedial costs are currently unknown, the total costs are estimated to be between $0.8 million and $1.0 million. The Company maintains an adequate reserve to cover these estimated costs.

        In November 2003, Beck Manufacturing, a division of Anvil International, closed its manufacturing facility in Kearny, NJ, withdrew from the Teamsters Local 11 Pension Fund ("Teamsters" or "Fund"). Anvil has established an accrual of $0.2 million for any withdrawal liability. On July 19, 2004, the Fund Trustees issued notice to Anvil that pursuant to ERISA Sections 4202 and 4219(b)(1), Anvil owed approximately $1.2 million in withdrawal liability to the Fund. On October 5, 2004, Anvil sent notice to the Teamsters contesting the amount of the withdrawal liability. The Teamsters gave notice of their plan to appeal and pursue arbitration under the guidelines set out in the Teamsters Trust Agreement. Anvil intends to vigorously defend its position that a substantially lower withdrawal liability is appropriate.

        As part of the Star acquisition, the Company has agreed to a future payment to be made to the seller to the extent that the gross profit of the acquired business exceeds a targeted gross profit. The maximum potential deferred payment amount is $23 million. Management currently estimates the deferred payment could total approximately $3 to $6 million for the deferred payment period that begins February 1, 2004 and ends January 31, 2007. The deferred payment amount indicated above is based on management's best estimate, but the annual adjustment could be materially different. The liability for such deferred payment will be recorded at the end of each deferred payment period, in accordance with the purchase agreement. No deferred payment was earned for the year ended September 30, 2004.

        In the opinion of management, accruals associated with contingencies incurred in the normal course of business are sufficient. Resolution of existing known contingencies is not expected to significantly affect the Company's financial position and result of operations.

8.    Net Periodic Benefit Cost—Defined Benefit Plans

        For a detailed disclosure on the Company's pension and employee benefits plans, please refer to Note 13 of the Company's Audited Consolidated Financial Statements for the year ended September 30, 2004, as found on Form 10-K (File No. 333-117473).

        The following sets forth the components of net periodic benefit cost of the domestic non-contributory defined benefit plans for the three months ended January 1, 2005:

	Three months ended
	December 27, 2003	January 1, 2005
	(dollars in millions)
Service cost	$0.5	$0.8
Interest cost	1.4	1.3
Expected return on plan assets	(1.1)	(1.3)
Amortization of prior service cost	—	0.1
Amortization of net actuarial loss	0.6	0.7

Net periodic benefit cost	$1.4	1.6

        The Company previously disclosed in its financial statements for the year ended September 30, 2004, that it was required to contribute $0.1 million to its pension plans in 2005. As of January 1, 2005, no contributions have been made. The Company presently anticipates contributing $0.1 million to fund its pension plans in 2005 and may make further discretionary payments.

9.    Supplementary Balance Sheet Information

        Selected supplementary balance sheet information is presented below:

	September 30, 2004	January 1, 2005
	(dollars in millions)
Inventories
Purchased materials and manufactured parts	$41.1	$47.1
Work in process	67.3	78.0
Finished goods	151.8	163.0

	$260.2	$288.1

10.    Supplementary Income Statement Information

        The components of interest expense are presented below:

	Three months ended
	December 27, 2003	January 1, 2005
Interest expense and early repayment costs:
Contractual interest expense	$9.3	$17.7
Deferred financing fee amortization	0.7	1.1
Senior subordinated debt early redemption penalty	7.0	—
Write off of deferred financing fees	0.4	—
Interest rate swap gains	(3.7)	(2.3)

Total interest expense and early repayment costs	$13.7	$16.5

        A reconciliation of net income available to the common shareholder is as follows:

	Three months ended
	December 27, 2003	January 1, 2005
	(restated)
	(dollars in millions)
Net income	$3.8	$9.9
Less preferred share accretion related to redeemable preferred stock retired in April 2004	(3.9)	—

Net income available to the common shareholder	$(0.1)	$9.9

11.    Facility Rationalization, Restructuring and Related Costs

        In the first quarter of fiscal 2005, the Company announced that it will cease manufacturing and begin outsourcing a product line it currently produces at its water infrastructure plant in Colorado. A restructuring charge of $0.1 million related to severance was reflected in the first quarter of fiscal 2005. An additional charge of $1.5 million is related primarily to the termination of operating leases for the building and machinery and will be reflected in the second quarter of fiscal 2005.

12.    Subsequent Event

        The Company failed to file its Annual Reports on Form 10-K for the year ended September 30, 2004 and Quarterly Reports on 10-Q for the quarter ended January 1, 2005 by the prescribed dates under the indentures governing the Company's outstanding senior and senior subordinated notes and our senior credit facility. The failures by the Company to timely file these annual and quarterly reports constitute a default under each of the Company's indentures. If these defaults are not remedied after delivery of notice of default and a lapse of the relevant 60-day grace period, the holders of the Company's notes would be able to declare the notes immediately due and payable, and the lenders of our senior credit facility would be able to declare the loans immediately due. The Company has obtained a waiver under its senior credit facility until March 31, 2005 to file its annual and quarterly reports. No notice of default has been delivered under the indentures. Any default relating to the late filing of the Company's annual or quarterly reports is cured by the filing of this quarterly report for the quarter ended January 1, 2005 and the same-day filings of the Company's Annual Report on Form 10-K for the year ended September 30, 2004.

13.    Consolidating Guarantor and Non-Guarantor Financial Information

        The following tables set forth the consolidating statements of operations and cash flows for each of the three-month periods ended December 27, 2003 and January 1, 2005 and the consolidating balance sheets as of September 30, 2004 and January 1, 2005. Amounts have been restated to reflect the impact of items discussed in Note 2. The following information is included as a result of the guarantee by certain of the Company's wholly owned U.S. subsidiaries ("Guarantor Companies") of the second priority senior secured notes and senior subordinated notes issued by the Company. None of the Company's other subsidiaries guarantee the debt. Each of the guarantees is joint and several and full and unconditional. "Mueller Group, Inc." ("Issuer") includes the consolidated financial results of Mueller Group, Inc. with all of its wholly-owned subsidiaries accounted for under the equity method.

Consolidating Statement of Operations
For the Three Months Ended December 27, 2003

	Issuer	Guarantor Companies(1)	Non-Guarantor Companies	Consolidating Eliminating	Consolidated
	(restated)	(restated)		(restated)	(restated)
Net sales	$—	$186.2	$34.0	$—	$220.2
Cost of sales	—	135.2	26.3	—	161.5
Royalty expense	—	(0.4)	0.4	—	—

Gross profit	—	51.4	7.3	—	58.7
Selling, general and administrative expense	2.2	32.0	4.6	—	38.8
Facility rationalization and related costs	—	—	—	—	—

Operating income (loss)	(2.2)	19.4	2.7	—	19.9
Interest expense	(13.7)	0.9	(0.9)	—	(13.7)
Interest income	—	—	0.1	—	0.1

Income (loss) before income taxes	(15.9)	20.3	1.9	—	6.3
Income tax expense (benefit)	(6.4)	8.1	0.8	—	2.5
Equity income from subsidiaries	13.3	1.1	—	(14.4)	—

Net income	$3.8	$13.3	$1.1	$(14.4)	$3.8

Consolidating Statement of Operations
For the Three Months Ended January 1, 2005

	Issuer	Guarantor Companies(1)	Non-Guarantor Companies	Consolidating Eliminating	Consolidated
Net sales	$—	$202.7	$53.4	$—	$256.1
Cost of sales	—	137.9	42.3	—	180.2
Royalty expense	—	—	—	—	—

Gross profit	—	64.8	11.1	—	75.9
Selling, general and administrative expense	2.9	33.1	7.5	—	43.5
Facility rationalization and related costs	—	0.1	—	—	0.1

Operating income (loss)	(2.9)	31.6	3.6	—	32.3
Interest expense	(16.5)	(0.1)	—	0.1	(16.5)
Interest income	0.3	0.1	0.1	(0.1)	0.4

Income (loss) before income taxes	(19.1)	31.6	3.7	—	16.2
Income tax expense (benefit)	(7.4)	12.4	1.3	—	6.3
Equity income from subsidiaries	21.6	2.4	—	(24.0)	—

Net income	$9.9	$21.6	$2.4	$(24.0)	$9.9

Consolidating Balance Sheet
September 30, 2004

	Issuer	Guarantor Companies(1)	Non- Guarantor Companies	Consolidating Eliminations	Consolidated
Assets
Cash and cash equivalents	$44.9	$(7.9)	$18.6	$—	$55.6
Receivables, net	—	134.5	27.5	—	162.0
Inventories	—	211.9	48.3	—	260.2
Income taxes receivable	6.5	0.1	(2.5)	—	4.1
Deferred income taxes	—	9.0	—	—	9.0
Prepaid expenses and other current assets	—	26.8	2.1	—	28.9

Total current assets	51.4	374.4	94.0	—	519.8
Property, plant and equipment, net	0.7	173.3	12.8	—	186.8
Goodwill, net	—	163.1	0.1	—	163.2
Identifiable intangibles, net	—	55.2	—	—	55.2
Pension intangible	—	0.8	—	—	0.8
Investment in subsidiaries	981.3	26.1	—	(1,007.4)	—
Deferred financing fees, net	33.8	—	—	—	33.8
Deferred income taxes	(3.0)	22.8	(0.5)	—	19.3

Total assets	$1,064.2	$815.7	$106.4	$(1,007.4)	$978.9

Liabilities
Accounts payable	$2.3	$38.4	$12.0	$—	$52.7
Current portion of long-term debt	2.2	1.0	—	—	3.2
Accrued expenses and other current liabilities	17.6	61.9	6.0	—	85.5

Total current liabilities	22.1	101.3	18.0	—	141.4
Intercompany accounts	236.9	(297.8)	60.9	—	—
Long-term debt, net of current portion	927.9	1.5	—	—	929.4
Accrued pension liability	0.0	29.4	(0.2)	—	29.2
Other long-term liabilities	6.2	—	1.6	—	7.8

Total liabilities	1,193.1	(165.6)	80.3	—	1,107.8
Shareholders' equity
Total shareholders' equity	(128.9)	981.3	26.1	(1,007.4)	(128.9)

Total liabilities and shareholders' equity	$1,064.2	$815.7	$106.4	$(1,007.4)	$978.9

Consolidating Balance Sheet
January 1, 2005

	Issuer	Guarantor Companies(1)	Non- Guarantor Companies	Consolidating Eliminations	Consolidated
Assets
Cash and cash equivalents	$43.0	$(5.7)	$14.7	$—	$52.0
Receivables, net	—	115.8	25.5	—	141.3
Inventories	—	233.7	54.4	—	288.1
Income taxes receivable	(0.1)	—	0.5	—	0.4
Deferred income taxes	—	9.0	—	—	9.0
Prepaid expenses and other current assets	—	26.7	2.3	—	29.0

Total current assets	42.9	379.5	97.4	—	519.8
Property, plant and equipment, net	—	167.3	13.3	—	180.6
Goodwill, net	—	163.2	—	—	163.2
Identifiable intangibles, net	—	54.4	0.1	—	54.5
Pension intangible	—	0.8	—	—	0.8
Investment in subsidiaries	1,026.5	32.7	—	(1,059.2)	—
Deferred financing fees, net	32.7	—	—	—	32.7
Deferred income taxes	(3.9)	23.0	(0.5)	—	18.6

Total assets	$1,098.2	$820.9	$110.3	$(1,059.2)	$970.2

Liabilities
Accounts payable	$1.1	$37.5	$9.1	$—	$47.7
Current portion of long-term debt	2.9	1.0	—	—	3.9
Accrued expenses and other current liabilities	12.3	51.3	5.2	—	68.8

Total current liabilities	16.3	89.8	14.3	—	120.4
Intercompany accounts	264.3	(327.6)	63.3	—	—
Long-term debt, net of current portion	927.1	1.4	—	—	928.5
Accrued pension liability	—	30.8	—	—	30.8
Other long-term liabilities	5.5	—	—	—	5.5

Total liabilities	1,213.2	(205.6)	77.6	—	1,085.2
Shareholders' equity
Total shareholders' equity	(115.0)	1,026.5	32.7	(1,059.2)	(115.0)

Total liabilities and shareholders' equity	$1,098.2	$820.9	$110.3	$(1,059.2)	$970.2

Consolidating Statement of Cash Flows
For the Three Months Ended December 27, 2003

	Issuer	Guarantor Companies(1)	Non- Guarantor Companies	Consolidating Eliminations	Consolidated
	(Restated)	(Restated)
Net cash provided by operating activities	$(46.2)	$63.5	$(2.0)	—	$15.3

Cash flows from investing activities
Capital expenditures	—	(4.5)	—	—	(4.5)
Loss on disposals	—	0.1	—	—	0.1

Net cash provided by (used in) investing activities	—	(4.4)	—	—	(4.4)

Cash flows from financing activities
Intercompany change	58.0	(57.9)	(0.1)	—	—
Payment of long-term debt	(50.0)	—	—	—	(50.0)
Financing of assests through capital leases	—	(0.3)	—	—	(0.3)
Payment of deferred financing fees	(0.8)	—	—	—	(0.8)

Net cash used in financing activities	7.2	(58.2)	(0.1)	—	(51.1)

Effect of exchange rate changes on cash	—	—	2.1	—	2.1

Increase (decrease) in cash	(39.0)	0.9	—	—	(38.1)
Cash and cash equivalents
Beginning of period	53.3	1.6	16.5	—	71.4

End of period	$14.3	$2.5	$16.5	—	$33.3

Consolidating Statement of Cash Flows
For the Three Months Ended January 1, 2005

	Issuer	Guarantor Companies(1)	Non- Guarantor Companies	Consolidating Eliminations	Consolidated
Net cash provided by operating activities	$(11.9)	$17.1	$(7.9)	—	$(2.7)

Cash flows from investing activities
Capital expenditures	—	(4.2)	(0.5)	—	(4.7)
Loss on disposals	—	0.1	—	—	0.1

Net cash provided by (used in) investing activities	—	(4.1)	(0.5)	—	(4.6)

Cash flows from financing activities
Intercompany change	10.0	(10.5)	0.5	—	—
Financing assets through capital leases	—	(0.3)	—	—	(0.3)

Net cash used in financing activities	10.0	(10.8)	0.5	—	(0.3)

Effect of exchange rate changes on cash	—	—	4.0	—	4.0
Increase (decrease) in cash	(1.9)	2.2	(3.9)	—	(3.6)
Cash and cash equivalents
Beginning of period	44.9	(7.9)	18.6	—	55.6

End of period	$43.0	$(5.7)	$14.7	—	$52.0

(1)
Guarantors include the accounts of the following direct and indirect subsidiaries of Mueller Group, Inc.:

Name	State of Incorporation
AnvilStar, LLC	Delaware
Anvil International, Inc.	Delaware
Henry Pratt Company	Delaware
Henry Pratt International Ltd	Delaware
Hersey Meters Co.	Delaware
Hydro Gate Acquisition Corp.	Delaware
James Jones Company	California
J.B. Smith Mfg. Co.	Oklahoma
Mueller Co.	Illinois
Mueller Service Co.	Delaware
Milliken Acquisition Corp.	Delaware
Mueller International, Inc.	Delaware
Mueller International, LLC	Delaware
Mueller International Finance, Inc.	Delaware
Mueller International Finance, LLC	Delaware

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                   RESULTS OF OPERATIONS

        In this report, each of the terms "Mueller Group," the "Company," "we," "us" or "our" refers to Mueller Group, Inc. and its subsidiaries, except where the context makes clear that the reference is only to Mueller Group, Inc. itself, and is not inclusive of its subsidiaries.

        Except as otherwise noted, we present all financial and operating data on a fiscal year and fiscal quarter basis. Our fiscal year ends on September 30, and our first fiscal quarter ends on the Saturday closest to December 31.

        Certain information included or incorporated by reference in this document may be deemed to be "forward looking statements" within the meaning of the federal securities laws. All statements other than statements of historical fact are statements that could be deemed forward looking statements. In this context, forward-looking statements often address our future business and financial performance, and may be characterized by terminology such as "believe", "anticipate", "should", "intend", "plan", "will", "expects", "estimates", "projects", "positioned", "strategy", and similar expressions. These statements are based on assumptions and assessments made by the Company's management in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes to be appropriate.

        These forward looking statements are subject to a number of risks and uncertainties, including but not limited to: the Company's ability to continue long-standing relationships with major customers; increased competition; demand for and market acceptance of new and existing products in the markets we serve; adverse changes in currency exchange rates or raw material prices, specifically steel scrap, steel pipe and brass ingot; unanticipated developments that could occur with respect to contingencies such as litigation, product liability exposures and environmental matters; the Company's ability to integrate acquired businesses into its operations; and other risks and uncertainties that affect the manufacturing sector generally including, but not limited to, economic, political, governmental and technological factors affecting the Company's operations, markets, products, services and prices.

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

        Our business strategy continues to be focused on sustaining our market leadership and competitive differentiation, while growing revenues and enhancing profitability.

        Results for the first quarter of 2005 reflected continued strong performance in the residential construction market, as well as the full effect of the pricing increases implemented in the second half of 2004 and early 2005. Both our water infrastructure and piping systems segments reported improvements in net sales, gross profit and operating income in the three months ended January 1, 2005 as compared to the three months ended December 27, 2003.

        Major changes in financial position resulted from the Company's recapitalization in April 2004, and the $406.9 million of additional net debt added $8.8 million of interest expense and amortization of deferred financing fees in the first quarter of 2005 as compared to the first quarter of 2004.

Restatements

        In November 2004, our Audit Committee was notified of alleged potential accounting improprieties concerning our accounting for inventory reserves and certain questions concerning revenue recognition. The Audit Committee appointed an independent law firm to investigate the allegations. The report identified several areas requiring financial review by the Company principally concerning accounting for excess and obsolete (E&O) inventory, the capitalization of costs relating to a project that should have been expensed in prior periods, the accrual of reserves for this project without identifying support for such accruals and the timing of recognition of revenue with regard to full truckload shipments that were not immediately dispatched to customers by certain freight carriers used by the Company. The Company also identified some additional annual and interim items recorded in incorrect periods in the course of finalizing the 2004 financial statements. In addition, the Company determined that the value it assigned to stock compensation in connection with our April 2004 recapitalization should be revised. As a result of these findings, the Company has restated its annual and interim financial statements. For more specific information about prior period restatements, see Notes 2 and 21 of the Company's Audited Consolidated Financial Statements for the year ended September 30, 2004 as found in Form 10-K (File No. 333-117473).

Results of Operations

  Three Months Ended January 1, 2005 As Compared to the Three Months Ended December 27, 2003

	Three months ended				FY05 Q1 vs. FY04 Q1
	January 1, 2005	Percentage of net sales (2)	December 27, 2003	Percentage of net sales (2)	Increase/ (decrease)	Change in percentage of net sales
			(restated)
	(dollars in millions)
Net sales
Water infrastructure	$138.6	54.1%	$124.7	56.6%	$13.9	(2.5)%
Piping systems	117.5	45.9	95.5	43.4	22.0	2.5

Consolidated	256.1	100.0	220.2	100.0	35.9	—

Gross profit
Water infrastructure	44.8	32.3	39.1	31.4	5.7	0.9
Piping systems	31.1	26.5	19.6	20.5	11.5	6.0

Consolidated	75.9	29.6	58.7	26.7	17.2	2.9

Selling, general and administrative expenses
Water infrastructure	15.9	11.5	14.6	11.7	1.3	(0.2)
Piping systems	19.3	16.4	15.9	16.6	3.4	(0.2)
Corporate	8.3	3.2	8.2	3.7	0.1	(0.5)

Consolidated	43.5	17.0	38.7	17.6	4.8	(0.6)

Stock compensation expense
Corporate	—	—	0.1	—	(0.1)	—

Facility rationalization, restructuring and related costs
Water infrastructure	0.1	0.5	—	—	0.1	0.5
Piping systems	—	—	—	—	—	—

Consolidated	0.1	0.2	—	—	0.1	0.2

Operating income
Water infrastructure	28.8	20.8	24.5	19.6	4.3	1.2
Piping systems	11.8	10.0	3.7	3.9	8.1	6.1
Corporate	(8.3)	(3.2)	(8.3)	(3.8)	—	0.6

Consolidated	32.3	12.6	19.9	9.0	12.4	3.6

Interest expense	(16.5)	(6.4)	(13.7)	(6.2)	(2.8)	(0.2)
Interest income	0.4	0.2	0.1	—	0.3	0.2

Income before income taxes	16.2	6.3	6.3	2.9	9.9	3.4
Income tax expense	6.3	2.5	2.5	1.1	3.8	1.4

Net income	$9.9	3.9%	$3.8	1.7%	$6.1	2.2

Segment EBITDA(1)
Water infrastructure	34.8	25.1	30.6	24.5	4.2	0.6
Piping systems	16.1	13.7	7.8	8.2	8.3	5.5
Total segment EBITDA	$50.9	19.9	$38.4	17.4	$12.5	32.6

(1)
Segment EBITDA is defined as net income plus income tax expense, interest expense (not net of interest income), depreciation and amortization expense. This performance measure may not be comparable to EBITDA as reported by other companies.

          The Company evaluates segment performance based on segment EBITDA. A reconciliation of segment EBITDA to consolidated income before income taxes follows:

	Three months ended
	January 1, 2005	December 27, 2003
	(as restated)(3)	(as restated)(3)
Total segment EBITDA	$50.9	$38.4
Unallocated corporate costs	(5.6)	(1.9)
Interest expense and early repayment costs	(16.5)	(13.7)
Depreciation and amortization	(12.6)	(16.5)

Income before income taxes	$16.2	$6.3

(2)
Percentages are by segment, if applicable.

(3)
See Note 2 for a discussion of the restatement.

Net Sales.    Net sales for the three months ended January 1, 2005 were $256.1 million, or a 16.3% increase as compared to $220.2 million for the three months ended December 27, 2003.

        Water infrastructure net sales for the three months ended January 1, 2005 were $138.6 million, or an 11.1% increase as compared to $124.7 million for the three months ended December 27, 2003. This increase was driven primarily by price increases combined with the continued strong performance of the residential construction market.

        Piping systems net sales for the three months ended January 1, 2005 were $117.5 million, or a 23.0% increase as compared to $95.5 million for the three months ended December 27, 2003. This increase was driven primarily by price increases and $5.8 million of additional sales of Star products. We acquired the Star business in January 2004.

Gross Profit.    Gross profit for the three months ended January 1, 2005 was $75.9 million, or a 29.3% increase as compared to $58.7 million for the three months ended December 27, 2003. Gross profit, as a percentage of net sales, or gross margin, increased from 26.7% for our first quarter of 2004 to 29.6% for our first quarter of 2005.

        Water infrastructure gross profit for the three months ended January 1, 2005 was $44.8 million, or a 14.6% increase as compared to $39.1 million for the three months ended December 27, 2003. Gross profit increased from 31.4% for our first quarter of 2004 to 32.3% for our first quarter of 2005. The increase in gross profit was primarily driven by price increases and the continued strong performance of the residential construction market. Partially offsetting the higher prices were higher raw material costs (most notably brass ingot and scrap steel) due to worldwide supply and demand issues. We cannot be certain that any future increases in raw material costs can be passed to our customers.

        Piping systems gross profit for the three months ended January 1, 2005 was $31.1 million, or a 58.7% increase as compared to $19.6 million for the three months ended December 27, 2003. Gross profit increased from 20.5% to 26.5%. The increase in gross profit was primarily driven by price increases and additional Star gross margins of $1.0 million. Increased raw material costs partially offset the favorable pricing and increased Star margins. The price increases realized in the quarter were the culmination of increases implemented primarily in the second half of 2004 and in 2005. We cannot be certain we can continue to pass on cost increases to our customers.

Selling, General & Administrative Expense.    Selling, General and Administrative expenses ("SG&A") for the three months ended January 1, 2005 were $43.6 million, or a 12.7% increase as compared to $38.7 million for the three months ended December 27, 2003. As a percentage of net sales, SG&A decreased from 17.6% for our first quarter of 2004 to 17.0% for our first quarter of 2005.

        Water infrastructure SG&A for the three months ended January 1, 2005 was $15.9 million, or a 8.9% increase as compared to $14.6 million for the three months ended December 27, 2003. As a percentage of net sales, SG&A decreased from 11.7% for our first quarter of 2004 to 11.5% for our first quarter of 2005. The increase in cost was primarily due to amortization expense for intangible assets acquired in the second quarter of 2004, increased sales commissions related to higher sales, and compensation and benefit costs for additional personnel.

        Piping systems SG&A for the three months ended January 1, 2005 was $19.3 million, or a 21.4% increase as compared to $15.9 million for the three months ended December 27, 2003. As a percentage of net sales, SG&A decreased from 16.6% for our first quarter of 2004 to 16.4% for our first quarter of 2005. This increase was primarily due to increased sales commissions and incentive compensation of $1.3 million, additional costs related to the Star product line of $0.6 million, and increases related to medical benefit costs.

        Corporate expenses for the three months ended January 1, 2005 were $8.3 million as compared to $8.2 million for the three months ended December 27, 2003. Significant items included in expenses for the first quarter of 2005 were: legal fees of $2.3 million related to internal investigations (see Note 2), accounting and legal fees of $0.6 million related to SEC filing matters, consulting fees of $0.1 million related to efforts to become compliant with public company reporting and Sarbanes-Oxley internal control requirements, increased incentive compensation costs of $0.4 million, and increased salary and benefit costs of $0.3 million associated with additional accounting and legal staffing. These items are offset by a $4.0 million reduction in amortization expense for the first quarter of 2005 as compared to the first quarter of 2004 due to an intangible asset becoming fully amortized during the fourth quarter of 2004. Corporate expenses consist primarily of corporate staff, benefits, legal and facility costs.

Stock Compensation Expense.    Due to the cancellation of all options upon the April 2004 recapitalization transaction, there was no corporate stock compensation expense for the three months ended January 1, 2005 as compared to $0.1 million for the three months ended December 27, 2003.

Facility Rationalization, Restructuring and Related Costs.    There was $0.1 million of restructuring costs for the three months ended January 1, 2005 related to severance for a manufacturing facility in Colorado which is ceasing production of a product line. An additional charge of $1.5 million is related primarily to the termination of operating leases for the building and machinery and will be reflected in the second quarter of fiscal 2005.

Interest Expense.    Interest expense for the three months ended January 1, 2005 was $16.5 million, or a $2.8 million increase from $13.7 million for the three months ended December 27, 2003. Interest expense for the three months ended January 1, 2005, includes $8.8 million of additional interest expense and amortization of deferred financing fees on $406.9 of net additional debt resulting from the Company's recapitalization in April 2004. In the quarter ended December 27, 2003, interest expense included a $7.0 million early redemption penalty, and a write-off of $0.4 million in deferred financing fees related to the early redemption of $50.0 million of senior subordinated debt in November 2003. Also, gains recorded on interest rate swaps were $1.4 million lower in 2005 than in 2004 as more swap agreements expired and were not renewed.

Income Tax Expense.    The effective tax rates for the three months ended January 1, 2005 and for the three months ended December 27, 2003 were 38.9% and 39.7%, respectively.

Segment EBITDA.    Water infrastructure EBITDA for the three months ended January 1, 2005 was $34.8 million, which was $4.2 million or 13.7% higher than the $30.6 million for the three months ended December 27, 2003. The increased EBITDA resulted primarily from increased prices, offset by additional SG&A spending as discussed above.

        Piping systems EBITDA was $16.1 million for the three months ended January 1, 2005, which was $8.3 million higher than the $7.8 million reported for the three months ended December 27, 2003. The increased EBITDA resulted primarily from increased prices and additional Star gross profit, offset by additional SG&A spending as discussed above.

Liquidity and Capital Resources

        Our principal sources of liquidity have been and are expected to be cash flow from operations and borrowings under the senior credit facility. Our principal uses of cash will be debt service requirements as described below, capital expenditures, working capital requirements, dividends to our parent company and possible acquisitions.

Debt Service

        As of January 1, 2005 we had: (a) total indebtedness of approximately $932.4 million; and (b) approximately $57.6 million of borrowings available under our senior revolving credit facility, subject to customary conditions. As of January 1, 2005, we had obtained $22.4 million in letters of credit under the senior revolving credit facility, which reduced availability for borrowings thereunder. Our significant debt service obligations could have material consequences to our security holders. Our key financial covenants are dependent on attaining certain levels of EBITDA, as defined in the respective debt arrangements. The most restrictive covenant in effect at January 1, 2005 related to our leverage ratio, as defined in the debt arrangements, which required approximately $150 million of EBITDA over the trailing twelve months, based on our net debt outstanding. Our EBITDA, as defined in the agreements, exceeded $200 million over the trailing twelve months ended January 1, 2005.

        As previously announced and disclosed elsewhere in this document, we have been delayed in filing with the SEC our annual report on Form 10-K for our fiscal year ended September 30, 2004 and our quarterly report on Form 10-Q for our fiscal quarter ended January 1, 2005. Although we obtained a waiver under the senior credit facility allowing us until March 31, 2005 to file these reports and with respect to our restatement of prior period financial statements, there can be no assurance that similar waivers will be available in the future.

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

Cash flows from operating activities.    Net cash used by operations was $2.7 million for the first three months of 2005, compared to net cash provided of $15.3 million for the first three months of 2004. The difference was due primarily to a $27.9 million increase in inventories in the first quarter of 2005. Water infrastructure inventories increased $15.3 million during the three months ended January 1, 2005. This was largely due to a planned seasonal inventory build. Approximately $5.0 million of the total increase was due primarily to higher raw material costs. Piping systems inventories increased $12.6 million during the three months ended January 1, 2005. A planned inventory build accounted for approximately $6 million of this increase, while about $3 million was due to higher raw material and other manufacturing costs.

Cash flows used in investing activities.    In the first three months of 2005 we had net cash used in investing activities of $4.6 million compared to net cash used in the first three months of 2004 of $4.4 million. The primary investing activity in both periods was capital spending.

Cash flows from financing activities.    Cash flows used in financing activities decreased from $51.1 million in the first three months of 2004 to $0.3 million in the first three months of 2005. This was primarily due to early payment of $50 million of subordinated notes due 2009 in the first quarter of 2004.

Off-Balance Sheet Arrangements

        We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not have any undisclosed borrowings or debt, and we have not entered into any derivative contracts (other than those described in "—Qualitative and Quantitative Disclosure About Market Risk—Interest Rate Risk") or synthetic leases. We are, therefore, not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

        We utilize letters of credit and surety bonds in the ordinary course of business to ensure our performance of contractual obligations. As of January 1, 2005, we had $22.4 million of letters of credit and $14.1 million of surety bonds outstanding.

Contractual Obligations

        Our contractual obligations as of January 1, 2005:

Payments Due by Period

Contractual Obligations	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years	Total
	(dollars in millions)
Long-term debt
Principal on long-term debt	$2.9	5.8	5.8	915.5	930.0
Interest on long-term debt(1)	66.1	131.7	131.0	126.6	455.4
Capital lease obligations	1.0	1.3	0.1	—	2.4
Operating leases	8.5	11.2	4.2	3.5	27.4
Unconditional purchase obligations(2)	13.6	—	—	—	13.6
Other long-term obligations(3)	—	—	—	—	—

Total contractual cash obligations	$92.1	150.0	141.1	1,045.6	1,428.8

(1)
Interest on the senior credit facility and secured notes is calculated using LIBOR of 2.54% and 2.16% repectively, the rates in effect on January 1, 2005. Each increase or decrease in LIBOR of 0.125% would result in an increase or decrease in annual interest on the senior credit facility and secured notes of $0.8 million. Because the interest rate under the senior credit facility and secured notes will be variable, actual payments may differ. Interest does not include payments that could be required under our interest-rate swap agreements, which payments will depend upon movements in interest rates and could vary significantly. The payments due on the existing interest rate swaps expiring in May and July 2005 are estimated to be approximately $3.8 million.

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

        Our business is dependent upon the construction industry, which is very seasonal due to the impact of winter or wet weather conditions. Our net sales and operating income have historically been lowest, and our working capital needs have been highest, in the three month periods ending around December 31 and March 31, when the northern United States and all of Canada generally face weather that restricts significant construction activity and we build working capital in anticipation of the peak construction season, during which time our working capital tends to be reduced.

Critical Accounting Policies

        Our significant accounting policies are described in our audited consolidated financial statements for the year ended September 30, 2004 as found on Form 10-K (File No. 333-117473). While all significant accounting policies are important to our consolidated financial statements, some of these policies may be viewed as being critical. Such policies are those that are both most important to the portrayal of our financial condition and require our most difficult, subjective and complex estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingent assets and liabilities. These estimates are based upon our historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Our actual results may differ from these estimates under different assumptions or conditions.

Recently Issued Accounting Standards

        In December 2004, the Financial Accounting Standards Board issued SFAS No. 123(R), "Share-Based Payment." SFAS No. 123(R) replaces SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS No. 123(R) requires compensation costs related to share-based payment transactions to be recognized in the financial statements over the period that an employee provides service in exchange for the award. Public companies are required to adopt the new standard using a modified prospective method and may elect to restate prior periods using the modified retrospective method. Under the modified prospective method, companies are required to record compensation cost for new and modified awards over the related vesting period of such awards prospectively and record compensation cost prospectively for the unvested portion, at the date of adoption, of previously issued and outstanding awards over the remaining vesting period of such awards. No change to prior periods presented is permitted under the modified prospective method. Under the modified retrospective method, companies record compensation costs for prior periods retroactively through restatement of such periods using the exact pro forma amounts disclosed in the companies' footnotes. Also, in the period of adoption and after, companies record compensation based on the modified prospective method. SFAS No. 123(R) is effective for periods beginning after June 15, 2005. The Company plans to adopt SFAS No. 123(R) in July 2005, the beginning of its fourth fiscal quarter and to use the modified prospective method. The adoption of SFAS 123(R) is not expected to have a material impact on the Company's financial statements for the year ended September 30, 2005.

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

        FASB Staff Position (FSP) No. FAS 109-1 and 109-2 were issued in December 2004, providing guidance on foreign earnings repatriation and qualified production activities of the American Jobs Creation Act (AJCA) that was enacted on October 22, 2004. The AJCA created a temporary incentive for United States multinationals to repatriate accumulated earnings outside the United States by providing an 85 percent dividends received deduction for certain qualifying earnings repatriations in either fiscal 2005 or in fiscal 2006. As of January 1, 2005, the Company has not provided deferred taxes on foreign earnings because any taxes on dividends would be substantially offset by foreign tax credits or because the Company intends to reinvest those earnings indefinitely. Due to the complexity of the repatriation provision, the Company is still evaluating the effects of this provision on its plan for repatriation of foreign earnings and does not expect to be able to complete this evaluation until after Congress or the Treasury Department provides additional guidance clarifying key elements of the provision.

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

        The nature of market risks faced by the Company at January 1, 2005 are the same as disclosed in the Company's Annual Report on Form 10-K for the year ended September 30, 2004. We are exposed to various market risks, which are potential losses arising from adverse changes in market rates and prices, such as interest rates, foreign exchange fluctuations and raw materials. We do not enter into derivatives or other financial instruments for trading or speculative purposes.

        At January 1, 2005 we had fixed rate debt of $317.4 million and variable rate debt of $615.0 million. The pre-tax earnings and cash flows impact resulting from a 100 basis point increase in interest rates on variable rate debt, holding other variables constant and excluding the impact of the hedging agreements described below, would be approximately $6.2 million per year.

        We have entered into interest rate swap agreements with a notional principal amount of $100.0 million in order to reduce interest rate risks and manage interest expense. The swap agreements, which mature by July 2005, effectively convert floating rate debt under our credit facility into fixed-rate debt and carry an average fixed interest rate of 7.52% at January 1, 2005. We plan to retain these interest rate swaps and intend to replace them upon maturity and consider entering into additional interest rate swaps or other interest rate hedging instruments to protect against interest rate fluctuations on our new floating rate debt.

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

        In November 2004, our Audit Committee was notified of alleged potential accounting improprieties concerning our accounting for inventory reserves and certain questions concerning revenue recognition. The Audit Committee appointed an independent law firm to investigate the allegations. The report identified several areas requiring financial review by the Company principally concerning the excess and obsolete (E&O) inventory reserve matters discussed below, the capitalization of costs relating to a project that should have been expensed in prior periods, the accrual of reserves for this project without identifying support for such accruals and the timing of recognition of revenue with regard to full truckload shipments that were not immediately dispatched to customers by certain freight carriers used by the Company. The Company also has identified some additional annual and interim out-of-period items in the course of finalizing the 2004 financial statements. In addition, the

Company determined that the value it assigned to stock compensation in connection with the April 2004 recapitalization and the $1.1 million of unauthorized journal entries identified in the third quarter of 2004 should be revised. As a result of these findings, the Company has restated its previously issued annual financial statements for 2002 and 2003, as well as for interim periods in 2003 and the nine-months ended June 26, 2004, included in our annual report on Form 10-K for the year ended September 30, 2004. The investigation report did not identify any fraud or intentional misconduct by the Company or any of its employees. However, the report identified: deficiencies in the Company's internal controls; a failure to establish, document or properly train personnel with respect to certain accounting policies; a lack of understanding and proper application of certain accounting policies by Company personnel; a lack of sufficient technical expertise and understanding of SEC and accounting rules by financial reporting personnel; an approach by personnel at the Company's Henry Pratt Company subsidiary to establishing E&O inventory reserves that was at least negligent; and a failure by the Company's senior financial management to exercise proper diligence over and supervise the Henry Pratt E&O matters, including a lack of appreciation of the impact of such issues on management certifications and management representation letters (or the significance of such certifications and letters) or the need to promptly inform the Company's independent registered public accounting firm of such issues. In connection with the audit of our fiscal 2004 results and as a result of the investigation, we have concluded that the aforementioned matters represent reportable conditions (as defined in AU 325, "Communication of Internal Control Related Matters Noted In An Audit", of the AICPA professional standards) that collectively constitute a material weakness in our internal control over financial reporting. These reportable conditions include:

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

  •
  and continue to implement global compliance initiatives under the direction of our Chief Compliance Officer.

        In light of the deficiencies identified above, our chief executive officer and interim chief financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, as amended) at January 1, 2005 were not effective. Nonetheless, our chief executive officer and interim chief financial officer believe that the subsequent procedures we performed in connection with our preparation of this annual report, including, in particular, increased review and analysis of transactions, account balances and journal entries in the areas where weaknesses were identified, provide reasonable assurance that the identified deficiencies did not lead to material misstatements in our consolidated financial statements presented in this quarterly report.

        Except for the matters and the efforts taken and underway as described above, there were no significant changes in our internal controls over financial reporting or other factors that have materially affected or are reasonably likely to materially affect these internal controls over financial reporting as of the end of the period covered by this report.

PART II OTHER INFORMATION

Item 6. Exhibits

(a)
Exhibits

3.1	Certificate of Incorporation of Mueller Group, Inc.
3.2	By-Laws of Mueller Group, Inc.(1)
10.1	Waiver dated as of February 4, 2005 under the Second Amended and Restated Credit Agreement dated as of April 23, 2004 among Mueller Group, Inc., the Guarantors party thereto and the Lenders party thereto(2)
10.2	Employment Agreement, dated as of February 18, 2005, between Mueller Group, Inc. and Darrell Jean(3)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Interim Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Interim Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

(1)
Previously filed as Exhibit 3.1 to our Registration Statement on Form S-1 as filed with the Securities and Exchange Commission (SEC) on June 17, 2004.

(2)
Previously filed as an Exhibit to the Current Report on Form 8-K of Mueller Group, Inc. as filed with the SEC on February 7, 2005.

(3)
Previously filed as an Exhibit to the Current Report on Form 8-K of Mueller Group, Inc. as filed with the SEC on February 24, 2005.

*
Filed herewith.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MUELLER WATER PRODUCTS, INC.
Date: March 31, 2005	By:	/s/ DALE B. SMITH Dale B. Smith President and Chief Executive Officer
Date: March 31, 2005	By:	/s/ THOMAS E. FISH Thomas E. Fish Interim Chief Financial Officer

QuickLinks

MUELLER GROUP, INC. REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JANUARY 1, 2005
TABLE OF CONTENTS
MUELLER GROUP, INC. UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
MUELLER GROUP, INC. UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
MUELLER GROUP, INC. UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
MUELLER GROUP, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS THREE MONTHS ENDED DECEMBER 27, 2003 AND JANUARY 1, 2005 (UNAUDITED)
Consolidating Statement of Operations For the Three Months Ended December 27, 2003
Consolidating Statement of Operations For the Three Months Ended January 1, 2005
Consolidating Balance Sheet September 30, 2004
Consolidating Balance Sheet January 1, 2005
Consolidating Statement of Cash Flows For the Three Months Ended December 27, 2003
Consolidating Statement of Cash Flows For the Three Months Ended January 1, 2005
Payments Due by Period
  ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK
  ITEM 4. CONTROLS AND PROCEDURES
  PART II OTHER INFORMATION
  Item 6. Exhibits
SIGNATURES