Form 10-Q
period 2005-04-02
Mueller Group, Inc.
filed 2005-05-13
CIK 1290999

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 2, 2005.
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

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐    No ☒

Common Stock	Shares Outstanding As of May 6, 2005
$0.01 Par Value	100

MUELLER GROUP, INC.
REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED APRIL 2, 2005

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MUELLER GROUP, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2004	April 2, 2005
	(unaudited) (dollars in millions)
Assets
Cash and cash equivalents	$55.6	$47.1
Receivables, net of allowance for doubtful accounts of $5.1 and $5.3, respectively	162.0	163.7
Inventories	260.2	304.0
Income taxes receivable	4.1	3.3
Deferred income taxes	9.0	9.9
Prepaid expenses and other current assets	28.9	27.6

Total current assets	519.8	555.6
Property, plant and equipment, net	186.8	177.1
Goodwill, net	163.2	163.2
Identifiable intangibles, net	55.2	53.8
Pension intangible	0.8	0.8
Deferred financing fees, net	33.8	31.4
Deferred income taxes	19.3	19.2

Total assets	$978.9	$1,001.1

Liabilities
Accounts payable	$52.7	$51.2
Current portion of long-term debt	3.2	3.9
Accrued expenses and other current liabilities	85.5	84.3

Total current liabilities	141.4	139.4
Long-term debt, net of current portion	929.4	927.8
Accrued pension liability	29.2	32.3
Other long-term liabilities	7.8	4.8

Total liabilities	1,107.8	1,104.3

Commitments and contingencies (Note 8)	—	—
Shareholders' equity
Common stock—$0.01 par value (100 shares authorized and issued)	—	—
Additional paid-in capital	—	—
Accumulated deficit	(112.9)	(90.6)
Accumulated other comprehensive loss	(16.0)	(12.6)

Total shareholders' equity	(128.9)	(103.2)

Total liabilities and shareholders' equity	$978.9	$1,001.1

The accompanying notes are an integral part of the financial statements.

MUELLER GROUP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended
	March 27, 2004	April 2, 2005
	(restated)
	(unaudited) (dollars in millions)
Net sales	$236.3	$285.2
Cost of sales	169.7	197.3

Gross profit	66.6	87.9
Selling, general and administrative expense	39.9	47.8
Stock compensation expense	0.2	—
Facility rationalization, restructuring and related costs	0.9	1.5

Operating income	25.6	38.6
Interest expense and early repayment costs	(6.7)	(18.6)
Interest income	0.1	0.2

Income before income taxes	19.0	20.2
Income tax expense	7.6	7.8

Net income	$11.4	$12.4

	Six months ended
	March 27, 2004	April 2, 2005
	(restated)
	(unaudited) (dollars in millions)
Net sales	$456.5	$541.3
Cost of sales	331.2	377.5

Gross profit	125.3	163.8
Selling, general and administrative expense	78.6	91.3
Stock compensation expense	0.3	—
Facility rationalization, restructuring and related costs	0.9	1.6

Operating income	45.5	70.9
Interest expense and early repayment costs	(20.4)	(35.1)
Interest income	0.2	0.6

Income before income taxes	25.3	36.4
Income tax expense	10.1	14.1

Net income	$15.2	$22.3

The accompanying notes are an integral part of the financial statements.

MUELLER GROUP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended
	March 27, 2004	April 2, 2005
	(restated)
	(unaudited)
	(dollars in millions)
Cash flows from operating activities
Net income	$15.2	$22.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	23.2	22.6
Amortization of intangibles and tooling	10.0	2.8
Unrealized gain on interest rate swaps	(6.3)	(2.9)
All other adjustments	2.2	1.9
Changes in assets and liabilities, net of the effects of acquisitions:
Receivables	(14.5)	(1.7)
Inventories	(16.3)	(43.8)
Accounts payable and accrued expenses	(7.9)	(2.7)
All other changes, net	3.7	4.4

Net cash provided by operating activities	9.3	2.9

Cash flows from investing activities
Purchase of property, plant and equipment	(11.0)	(13.6)
Acquisition of businesses, net of cash acquired	(19.8)	—

Net cash used in investing activities	(30.8)	(13.6)

Cash flows from financing activities
Proceeds from short-term borrowings	9.2	—
Payment of long-term debt, including capital lease obligations	(51.8)	(1.2)
Payment of deferred financing fees	(0.8)	—

Net cash used in financing activities	(43.4)	(1.2)

Effect of exchange rate changes on cash	1.3	3.4

Decrease in cash and cash equivalents	(63.6)	(8.5)
Cash and cash equivalents
Beginning of period	71.4	55.6

End of period	$7.8	$47.1

The accompanying notes are an integral part of the financial statements.

MUELLER GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED MARCH 27, 2004 AND APRIL 2, 2005

(UNAUDITED)

1.    Basis of Presentation

        The accompanying unaudited condensed consolidated financial statements of Mueller Group, Inc. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, the unaudited condensed consolidated financial statements and notes do not contain certain information included in the Company's annual financial statements. In the opinion of management, all normal and recurring adjustments that are considered necessary for a fair financial statement presentation have been made. Operating results for the three and six months ended April 2, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ended September 30, 2005. The consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended September 30, 2004 as found in the Company's Annual Report on Form 10-K.

2.    Restatements

        In November 2004, our Audit Committee was notified of alleged potential accounting improprieties concerning our accounting for inventory reserves and certain questions concerning revenue recognition. The Audit Committee appointed an independent law firm to investigate the allegations. The report identified several areas requiring financial review by the Company principally concerning accounting for excess and obsolete (E&O) inventory, the capitalization of costs relating to a project that should have been expensed in prior periods, the accrual of reserves for this project without identifying support for such accruals and the timing of recognition of revenue with regard to full truckload shipments that were not immediately dispatched to customers by certain freight carriers used by the Company. The Company also identified some additional annual and interim items recorded in incorrect periods in the course of finalizing the 2004 financial statements. In addition, the Company determined that the value it assigned to stock compensation in connection with its April 2004 recapitalization should be revised. As a result of these findings, the Company restated its annual and interim financial statements. For more specific information about prior period restatements, see Notes 2 and 21 of the Company's Audited Consolidated Financial Statements for the year ended September 30, 2004 as found in Form 10-K (File No. 333-117473).

        The interim financial statements for the three and six months ended March 27, 2004 were restated for the following items:

  Inventory valuation adjustments

        The Company determined that certain reports utilized in the assessment and establishment of excess and obsolete provisions were inaccurate and that certain items were erroneously eliminated from the provision. The interim financial statements were restated to reflect the decrease in inventory value and increase in cost of goods sold to reflect the adjustment to properly record the provision for excess and obsolete inventory reserves.

  Research and development costs

        The Company purchased certain inventory and tooling for a development project that was initially recorded in inventory and capitalized to the extent such cost related to tooling. As there were no alternative future uses for these items, they should have been recorded as an expense as they were incurred and no expense should have been recorded in 2004 interim periods. The interim financial statements were restated to reflect this as a research and development expense (Selling, General & Administrative) in the proper periods.

  Revenue recognition adjustments

        Revenues related to certain full-truckload customer shipments which were not immediately dispatched to customers by certain freight carriers used by the Company originally recognized should have been deferred until such time as the trucks were dispatched and the products delivered to the customer. The interim financial statements were restated to reflect the recognition of revenue in the proper periods.

  Inventory journal entries

        Unauthorized journal entries were recorded, which increased the value of inventory inappropriately. The interim financial statements were restated to reduce the inventory value and increase cost of goods sold.

  Intercompany profit elimination

        There was an error, which initially arose in the first quarter of 2004, in the estimated amount of intercompany profit elimination recorded during the interim periods in the year ended September 30, 2004.

  Deferred financing fees

        Previously expensed financing fees associated with an amendment to our senior credit facility in the first quarter of 2004 which were expensed should have been capitalized and amortized over the remaining term of the facility.

  Income tax effect of adjustments

        As a result of the aforementioned adjustments, the income tax provisions in the interim financial statements were also revised.

        The following tables set forth the effects of the adjustments discussed above on the Statements of Operations for the three and six months ended March 27, 2004:

	Three Months Ended 3/27/04		Six Months Ended 3/27/04
(dollars in millions)	As previously reported	As restated	As previously reported	As restated
Net sales	$236.9	$236.3	$454.9	$456.5
Cost of sales	169.4	169.7	328.0	331.2

Gross profit	67.5	66.6	126.9	125.3
Selling, general and administrative expense	40.0	39.9	79.0	78.6
Stock compensation expense	0.2	0.2	0.3	0.3
Facility rationalization and related costs	0.9	0.9	0.9	0.9

Operating income	26.4	25.6	46.7	45.5
Interest expense and early repayment costs	(6.7)	(6.7)	(21.2)	(20.4)
Interest income	0.1	0.1	0.2	0.2

Income before income taxes	19.8	19.0	25.7	25.3
Income tax expense	7.9	7.6	10.3	10.1

Net income	$11.9	$11.4	$15.4	$15.2

(dollars in millions)	Three Months Ended 3/27/04	Six Months Ended 3/27/04
Net income, as previously reported	$11.9	$15.4
Increased (decreased) pretax earnings:
Inventory valuation adjustments	(0.1)	(0.1)
Research & development costs	0.1	0.4
Revenue recognition adjustments	(0.2)	0.5
Inventory journal entries	—	(0.2)
Intercompany profit elimination	(0.6)	(1.8)
Deferred financing fees	—	0.8

Total pre-tax adjustments	(0.8)	(0.4)
Income tax effect of adjustments	0.3	0.2

Net income, as restated	$11.4	$15.2

	Three Months Ended 3/27/04		Six Months Ended 3/27/04
(dollars in millions)	As previously reported	As restated	As previously reported	As restated
Net sales:
Water infrastructure	$137.8	$137.2	$260.3	$261.9
Piping systems	99.1	99.1	194.6	194.6

Consolidated	236.9	236.3	454.9	456.5

Segment EBITDA:
Water infrastructure	36.6	36.4	66.2	67.0
Piping systems	8.8	8.2	18.0	16.0

Total segment EBITDA	45.4	44.6	84.2	83.0

Operating Income:
Water infrastructure	30.5	30.3	54.0	54.8
Piping systems	4.5	3.9	9.6	7.6
Corporate	(8.6)	(8.6)	(16.9)	(16.9)

Consolidated	26.4	25.6	46.7	45.5

3.    Segment Information

        Our operations consist of two operating segments: water infrastructure and piping systems. Water infrastructure products consist primarily of hydrants, water and gas valves and related products used in water, power and gas distribution. Piping systems products consist primarily of pipe fittings and couplings, pipe nipples and hangers and purchased products related to piping systems used in a variety of applications.

        Intersegment sales and transfers are made at established intersegment selling prices generally intended to cover costs. Our determination of segment earnings does not reflect allocations of certain corporate expenses not attributable to segment operations and intersegment eliminations, which we designate as Corporate in the segment presentation, and is before interest expense and early debt repayment costs, interest income and income taxes. Corporate expenses include costs related to financial and administrative matters, treasury, risk management, human resources, legal counsel, and tax functions. Corporate assets include items booked at the date of the Company's inception in 1999 related to purchase accounting valuation adjustments associated with property, plant and equipment and non-compete agreements with the predecessor parent company, as well as intangibles associated with intellectual property. These assets and any related depreciation or amortization expense were not pushed down to our water infrastructure products and piping systems products segments and are maintained as Corporate items. Therefore, segment earnings are not reflective of results on a stand-alone basis.

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

	Three months ended March 27, 2004	Three months ended April 2, 2005	Six months ended March 27, 2004	Six months ended April 2, 2005
	(restated)		(restated)
Net Sales:
Water infrastructure	$137.2	$170.1	$261.9	$308.7
Piping systems	99.1	115.1	194.6	232.6

Consolidated	236.3	285.2	456.5	541.3

Intersegment sales:
Water infrastructure	3.1	3.4	6.1	6.8
Piping systems	0.2	0.1	0.3	0.3

Consolidated	3.3	3.5	6.4	7.1

Segment EBITDA:
Water infrastructure	36.4	44.4	67.0	79.2
Piping systems	8.2	14.2	16.0	30.3

Total segment EBITDA	44.6	58.6	83.0	109.5

Depreciation and amortization:
Water infrastructure	6.1	6.0	12.2	12.0
Piping systems	4.3	4.3	8.4	8.6
Corporate	6.3	2.5	12.6	4.8

Consolidated	16.7	12.8	33.2	25.4

Impairment charges:
Water infrastructure	—	—	—	—
Piping systems	0.1	—	0.1	—
Corporate	—	—	—	—

Consolidated	0.1	—	0.1	—

Capital expenditures:
Water infrastructure	3.6	6.2	6.2	9.0
Piping systems	2.9	2.1	4.8	3.9
Corporate	—	0.6	—	0.7

Consolidated	6.5	8.9	11.0	13.6

	At September 30, 2004	At April 2, 2005
Total assets:
Water infrastructure	$500.0	$508.6
Piping systems	307.9	325.5
Corporate	171.0	167.0

Consolidated	978.9	1,001.1

Goodwill:
Water infrastructure	149.1	149.1
Piping systems	14.1	14.1

Consolidated	163.2	163.2

Identifiable intangibles:
Water infrastructure	5.3	4.9
Piping systems	7.2	6.2
Corporate	42.7	42.7

Consolidated	55.2	53.8

        The Company evaluates segment performance based on segment EBITDA. A reconciliation of segment EBITDA to consolidated income before income taxes follows:

	Three months ended March 27, 2004	Three months ended April 2, 2005	Six months ended March 27, 2004	Six months ended April 2, 2005
	(restated)		(restated)
Total segment EBITDA	$44.6	$58.6	$83.0	$109.5
Unallocated corporate costs	(2.2)	(7.0)	(4.1)	(12.6)
Interest expense and early repayment costs	(6.7)	(18.6)	(20.4)	(35.1)
Depreciation and amortization	(16.7)	(12.8)	(33.2)	(25.4)

Income before income taxes	$19.0	$20.2	$25.3	$36.4

        Geographical area information with respect to net sales, as determined by the location of the customer invoiced, and property, plant and equipment—net, as determined by the physical location of the assets, were as follows for the three and six months ended March 27, 2004 and April 2, 2005:

	Three months ended March 27, 2004	Three months ended April 2, 2005	Six months ended March 27, 2004	Six months ended April 2, 2005
	(restated)		(restated)
Net sales:
United States	$195.7	$237.7	$382.0	$448.1
Canada	38.3	44.9	70.2	89.3
Other Countries	2.3	2.6	4.3	3.9

	$236.3	$285.2	$456.5	$541.3

	At September 30, 2004	At April 2, 2005
Property, plant and equipment, net:
United States	$173.7	$163.9
Canada	11.7	11.8
Other Countries	1.4	1.4

	$186.8	$177.1

4.    Summary of Significant Accounting Policies

        Fiscal Year—The Company's fiscal year ends on September 30. The Company's second quarter ends on the Saturday closest to March 31.

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

        Warranty Costs—The Company accrues for the estimated cost of product warranties at the time of product sale based on historical experience. Adjustments to obligations for warranties are made as changes in the obligations become reasonably estimable. The following table summarizes information concerning the Company's product warranty obligations:

	Three months ended		Six months ended
	March 27, 2004	April 2, 2005	March 27, 2004	April 2, 2005
Balance at beginning of period	$1.1	$1.3	$0.9	$1.6
Accruals for warranties	1.8	0.5	2.5	1.1
Settlement of warranty claims	(2.0)	(0.4)	(2.5)	(1.3)

Balance at end of period	$0.9	$1.4	$0.9	$1.4

        Comprehensive Income—The Company's comprehensive income for the three months ended March 27, 2004, and April 2, 2005 includes foreign currency translation losses of $(0.8) million and $(0.6) million, respectively. The Company's comprehensive income for the six months ended March 27, 2004 and April 2, 2005 includes foreign currency translation gains of $1.3 million and $3.4 million, respectively.

        Related Party Transactions—Substantially all of the outstanding shares of the common stock of our parent company, Mueller Water Products, Inc., are held by the Donaldson, Lufkin & Jenrette ("DLJ") Merchant Banking funds. We pay DLJ an annual advisory fee in connection with a financial advisory agreement. Credit Suisse First Boston LLC, an affiliate of DLJ, has received and will receive customary fees and reimbursement of expenses in connection with the arrangement and syndication of our senior credit facility and as a lender and agent thereunder. The aggregate amount of all fees incurred by the Company with these related parties in connection with advisory services and financing arrangements was approximately $0.1 million for each of the three-month periods ended March 27, 2004 and April 2, 2005 and $0.5 million and $0.2 million for the six-month periods ended March 27, 2004 and April 2, 2005, respectively.

5.    Acquisitions

        Effective January 15, 2004, the Company acquired certain assets of Star Pipe, Inc. ("Star"). The acquisition was accounted for in accordance with SFAS No. 141 and the operating results were included in the consolidated results since the date of acquisition. Star is a leading distributor of foreign-sourced cast and grooved fittings and couplings. The Star acquisition provides an entry into the foreign-sourced product marketplace. The acquisition's purchase price was $17 million, and was paid in cash.

        The following summary presents the estimated fair values of the assets and liabilities assumed as of January 15, 2004:

(dollars in millions)
Current assets	$13.1
Property, plant & equipment	0.4
Intangible assets	6.7

Total assets	$20.2

Current liabilities	3.2

Net assets acquired	$17.0

        As part of the acquisition, the Company has agreed to a future payment to be made to the seller to the extent that the gross profit of the acquired business exceeds a targeted gross profit. The maximum potential deferred payment amount is $23 million. Management currently estimates the deferred payment could total approximately $3 to $6 million for the deferred payment period which begins February 1, 2004 and ends January 31, 2007. The deferred payment amount indicated above is based on management's best estimate, but the actual adjustment could be materially different. The liability for such deferred payment will be recorded at the end of each deferred payment period, in accordance with the purchase agreement. No deferred payment was earned in 2004.

        The intangible assets acquired include trademarks, customer relationships and a non-compete agreement with the former owners. These intangibles are being amortized over their estimated useful lives of ten years, three years and five years, respectively.

        Also effective January 15, 2004, the Company acquired certain assets of Modern Molded Products ("Modern Molded"). The acquisition was accounted for in accordance with SFAS No. 141 and the operating results were included in the consolidated results since the date of acquisition. The purchase of the assets and technology of Modern Molded enables the company to internally produce parts that we previously purchased, thereby reducing spending and increasing product supply line predictability. The acquisition's purchase price was $2.8 million, and was paid in cash.

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

        The following unaudited pro forma summary presents the consolidated results of operations for the three and six months ended March 27, 2004 as if the acquisitions of Star and Modern Molded had occurred as of October 1, 2003:

	Three months ended March 27, 2004	Six months ended March 27, 2004
Net Sales	$237.4	$463.9
Net income	11.4	15.4

        The unaudited consolidated pro forma information is not necessarily indicative of the combined results that would have occurred had the acquisitions occurred on that date, nor is it indicative of the results that may occur in the future.

6.    New Accounting Pronouncements

        In December 2004, the Financial Accounting Standards Board issued SFAS No. 123(R), "Share-Based Payment." SFAS No. 123(R) replaces SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS No. 123(R) requires compensation costs related to share-based payment transactions to be recognized in the financial statements over the period that an employee provides service in exchange for the award. Public companies are required to adopt the new standard using a modified prospective method and may elect to restate prior periods using the modified retrospective method. Under the modified prospective method, companies are required to record compensation cost for new and modified awards over the related vesting period of such awards prospectively and record compensation cost prospectively for the unvested portion, at the date of adoption, of previously issued and outstanding awards over the remaining vesting period of such awards. No change to prior periods presented is permitted under the modified prospective method. Under the modified retrospective method, companies record compensation costs for prior periods retroactively through restatement of such periods using the exact pro forma amounts disclosed in the companies' footnotes. Also, in the period of adoption and after, companies record compensation based on the modified prospective method. SFAS No. 123(R), as amended in April 2005 for compliance dates, allows companies to implement the standard at the beginning of their next fiscal year. The Company plans to adopt SFAS No. 123(R) as of October 1, 2005, the beginning of its next fiscal year and to use the modified prospective method. The adoption of SFAS 123(R) is not expected to have a material impact on the Company's financial statements, as all options previously outstanding have been cancelled as part of the April 2004 recapitalization.

        In November 2004, the Financial Accounting Standards Board issued SFAS No. 151, "Inventory Costs." SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005. The Company intends to adopt SFAS No. 151 on October 1, 2005, the beginning of its 2006 fiscal year. The Company is currently evaluating the impact of this standard on its financial statements.

        FASB Staff Position (FSP) No. FAS 109-1 and 109-2 were issued in December 2004, providing guidance on foreign earnings repatriation and qualified production activities of the American Jobs Creation Act (AJCA) that was enacted on October 22, 2004. The AJCA created a temporary incentive for United States multinationals to repatriate accumulated earnings outside the United States by providing an 85 percent dividends received deduction for certain qualifying earnings repatriations in either fiscal 2005 or in fiscal 2006. As of April 2, 2005, the Company has not provided deferred taxes on foreign earnings because any taxes on dividends would be substantially offset by foreign tax credits or because the Company intends to reinvest those earnings indefinitely. Due to the complexity of the repatriation provision, the Company is still evaluating the effects of this provision on its plan for repatriation of foreign earnings and does not expect to be able to complete this evaluation until after Congress or the Treasury Department provides additional guidance clarifying key elements of the provision.

        In March 2005, the FASB issued FASB Interpretation No. 47 ("FIN 47"), "Accounting for Conditional Asset Retirement Obligations." FIN 47 provides clarification of certain sections of FASB Statement No. 143, "Accounting for Asset Retirement Obligations." Specifically, FIN 47 clarifies the meaning of the term "conditional asset retirement obligation" as used in SFAS 143 and also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. The Company is currently evaluating the impact of this standard on its financial statements.

7.    Long-Term Debt

	September 30, 2004	April 2, 2005
	(dollars in millions)
Senior credit facility term loans	$515.0	$514.3
Second Priority Senior Secured Notes	100.0	100.0
10% Senior Subordinated Notes	315.0	315.0
Capital lease obligations	2.6	2.4

	932.6	931.7

Less current portion	(3.2)	(3.9)

	$929.4	$927.8

        Interest Rate Swaps—The Company has entered into interest rate swap agreements in order to reduce interest rate risks and manage interest expense. As of April 2, 2005, a notional principal amount of $100.0 million in swap agreements was still outstanding and scheduled to mature in May 2005 and July 2005. The swap agreements effectively convert floating-rate debt into fixed-rate debt and carried an average fixed interest rate of 7.52% at April 2, 2005. Interest differentials to be paid or received because of swap agreements are reflected as an adjustment to interest expense over the related debt period. At April 2, 2005 and September 30, 2004, the fair value of interest rate swaps was a liability of $1.7 million and $4.7 million, respectively, and has been recorded in Other Long-Term Liabilities on the Consolidated Balance Sheets.

8.    Commitments and Contingencies

        The Company is subject to retention on certain contracts, with the retention portion of the amount receivable paid upon project completion.

        In the normal course of business, the Company incurs claims with respect to product liability. Such claims are insured up to certain limits, with such policies containing certain self-insured retention limits. Product liability claims for product manufactured or sold prior to August 1999, and environmental claims relating to property owned at or before August 1999 or, arising out of events occurring prior to that date, are subject to indemnification by Tyco, based on the provisions of the August 1999 acquisition agreement whereby the Company was acquired from Tyco.

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

        On March 31, 2004, the Company's subsidiary, Anvil International, entered into a consent order with the Georgia Department of Natural Resources regarding various alleged hazardous waste violations at the Statesboro, Georgia site formerly operated by Anvil. Pursuant to the consent order, Anvil has paid a settlement amount of $100,000, comprised of a $50,000 monetary fine and $50,000 towards a supplemental environmental project. Anvil has also agreed to perform various investigatory and remedial actions at the site and its landfill. During the second quarter of 2005, investigatory procedures were performed that resulted in management's decision to perform remediation and book an additional $0.4 million to the reserve relating to this remediation. While the ultimate investigatory and remedial costs are currently unknown, the total costs are estimated to be between $1.2 million and $1.4 million. The Company maintains an adequate reserve to cover these estimated costs.

        In November 2003, Beck Manufacturing, a division of Anvil International, closed its manufacturing facility in Kearny, NJ, and withdrew from the Teamsters Local 11 Pension Fund ("Teamsters" or "Fund"). Anvil has established an accrual of $0.2 million for any withdrawal liability. On July 19, 2004, the Fund Trustees issued notice to Anvil that, pursuant to ERISA Sections 4202 and 4219(b)(1), Anvil owed approximately $1.2 million in withdrawal liability to the Fund. On October 5, 2004, Anvil sent notice to the Teamsters contesting the amount of the withdrawal liability. The Teamsters gave notice of their plan to appeal and pursue arbitration under the guidelines set out in the Teamsters Trust Agreement. Anvil has filed an arbitration demand and intends to vigorously defend its position that a substantially lower withdrawal liability is appropriate.

        As part of the Star acquisition, the Company has agreed to a future payment to be made to the seller to the extent that the gross profit of the acquired business exceeds a targeted gross profit. The maximum potential deferred payment amount is $23 million. Management currently estimates the deferred payment could total approximately $3 to $6 million for the deferred payment period that begins February 1, 2004 and ends January 31, 2007. The deferred payment amount indicated above is based on management's best estimate, but the annual adjustment could be materially different. The liability for such deferred payment will be recorded at the end of each deferred payment period, in accordance with the purchase agreement in 2004.

        In the opinion of management, accruals associated with contingencies incurred in the normal course of business are sufficient. Resolution of existing known contingencies is not expected to significantly affect the Company's financial position and result of operations.

9.    Net Periodic Benefit Cost—Defined Benefit Plans

        For a detailed disclosure on the Company's pension and employee benefits plans, please refer to Note 13 of the Company's Audited Consolidated Financial Statements for the year ended September 30, 2004, as found on Form 10-K (File No. 333-117473).

        The following sets forth the components of net periodic benefit cost of the domestic non-contributory defined benefit plans for the three months and the six months ended March 27, 2004 and April 2, 2005:

	Three months ended		Six months ended
	March 27, 2004	April 2, 2005	March 27, 2004	April 2, 2005
	(dollars in millions)
Service cost	$0.5	$0.7	$1.0	$1.5
Interest cost	1.4	1.4	2.8	2.7
Expected return on plan assets	(1.1)	(1.2)	(2.3)	(2.5)
Amortization of prior service cost	—	—	—	0.1
Amortization of net actuarial loss	0.6	0.6	1.3	1.3

Net periodic benefit cost	$1.4	$1.5	$2.8	$3.1

        The Company previously disclosed in its financial statements for the year ended September 30, 2004, that it was required to contribute $0.1 million to its pension plans in 2005. As of April 2, 2005, no contributions have been made. The Company presently anticipates contributing $0.1 million to fund its pension plans in 2005 and may make further discretionary payments.

10.    Supplementary Balance Sheet Information

        Selected supplementary balance sheet information is presented below:

	September 30, 2004	April 2, 2005
	(dollars in millions)
Inventories
Purchased materials and manufactured parts	$41.1	48.3
Work in process	67.3	76.4
Finished goods	151.8	179.3

	$260.2	$304.0

11.    Supplementary Income Statement Information

        The components of interest expense are presented below:

	Three months ended		Six months ended
	March 27, 2004	April 2, 2005	March 27, 2004	April 2, 2005
	(dollars in millions)
Interest expense and early repayment costs:
Contractual interest expense	$8.7	$17.9	$18.0	$35.6
Deferred financing fee amortization	0.6	1.3	1.3	2.4
Senior subordinated debt early redemption penalty	—	—	7.0	—
Write off of deferred financing fees	—	—	0.4	—
Interest rate swap gains	(2.6)	(0.6)	(6.3)	(2.9)

Total interest expense and early repayment costs	$6.7	$18.6	$20.4	$35.1

        A reconciliation of net income available to the common shareholder is as follows:

	Three months ended		Six months ended
	March 27, 2004	April 2, 2005	March 27, 2004	April 2, 2005
	(restated)		(restated)
	(dollars in millions)
Net income	$11.4	$12.4	$15.2	$22.3
Less preferred share accretion related to redeemable preferred stock retired in April 2004	(4.1)	—	(8.0)	—

Net income available to the common shareholder	$7.3	$12.4	$7.2	$22.3

12.    Facility Rationalization, Restructuring and Related Costs

        In the first quarter of fiscal 2005, the Company announced that it would cease manufacturing and begin outsourcing a product line it produced at its water infrastructure plant in Colorado. A restructuring charge of $0.1 million in the first quarter of fiscal 2005 related to severance payments. An additional charge of $1.5 million, related primarily to the termination of operating leases for the plant building and machinery, is reflected in the second quarter of fiscal 2005.

        For the three months ended March 27, 2004, the Company recorded a charge of $0.1 million related to asset impairment for write-offs at piping systems facilities that were closed in Norcross, Georgia and Kearny, New Jersey, $0.3 million related to environmental issues at the piping systems closed facility in Statesboro, Georgia (see Note 8), and $0.5 million related to future lease obligations at the closed and vacated Kearny, New Jersey facility.

13.    Consolidating Guarantor and Non-Guarantor Financial Information

        The following tables set forth the consolidating statements of operations and cash flows for the periods ended March 27, 2004 and April 2, 2005 and the consolidating balance sheets as of September 30, 2004 and April 2, 2005. Amounts have been restated to reflect the impact of items discussed in Note 2. The following information is included as a result of the guarantee by certain of the Company's wholly-owned U.S. subsidiaries ("Guarantor Companies") of the second priority senior secured notes and senior subordinated notes issued by the Company. None of the Company's other subsidiaries guarantee the debt. Each of the guarantees is joint and several and full and unconditional. The information presented below under the title "Issuer" includes the consolidated financial results of Mueller Group, Inc. with all of its wholly-owned subsidiaries accounted for under the equity method.

Consolidating Statement of Operations
For the Three Months Ended March 27, 2004

	Issuer	Guarantor Companies(1)	Non-Guarantor Companies	Consolidating Eliminating	Consolidated
	(restated)	(restated)		(restated)	(restated)
Net sales	$—	$202.2	$34.1	$—	$236.3
Cost of sales	—	144.1	25.6	—	169.7
Royalty expense	—	(0.4)	0.4	—	—

Gross profit	—	58.5	8.1	—	66.6
Selling, general and administrative expense	2.0	33.3	4.6	—	39.9
Stock compensation expense	—	0.2	—	—	0.2
Facility rationalization and related costs	—	0.9	—	—	0.9

Operating income (loss)	(2.0)	24.1	3.5	—	25.6
Interest expense	(6.9)	1.0	(0.8)	—	(6.7)
Interest income	0.1	—	—	—	0.1

Income (loss) before income taxes	(8.8)	25.1	2.7	—	19.0
Income tax expense (benefit)	(3.5)	10.0	1.1	—	7.6
Equity income from subsidiaries	16.7	1.6	—	(18.3)	—

Net income	$11.4	$16.7	$1.6	$(18.3)	$11.4

Consolidating Statement of Operations
For the Three Months Ended April 2, 2005

	Issuer	Guarantor Companies(1)	Non-Guarantor Companies	Consolidating Eliminating	Consolidated
Net sales	$—	$230.6	$54.6	$—	$285.2
Cost of sales	—	153.0	44.3	—	197.3
Royalty expense	—	—	—	—	—

Gross profit	—	77.6	10.3	—	87.9
Selling, general and administrative expense	1.3	39.4	7.1	—	47.8
Facility rationalization and related costs	—	1.5	—	—	1.5

Operating income (loss)	(1.3)	36.7	3.2	—	38.6
Interest expense	(18.5)	(0.2)	—	0.1	(18.6)
Interest income	0.1	0.1	0.1	(0.1)	0.2

Income (loss) before income taxes	(19.7)	36.6	3.3	—	20.2
Income tax expense (benefit)	(7.6)	14.2	1.2	—	7.8
Equity income from subsidiaries	24.5	2.1	—	(26.6)	—

Net income	$12.4	$24.5	$2.1	$(26.6)	$12.4

Consolidating Statement of Operations
For the Six Months Ended March 27, 2004

	Issuer	Guarantor Companies(1)	Non-Guarantor Companies	Consolidating Eliminating	Consolidated
	(restated)	(restated)		(restated)	(restated)
Net sales	$—	$388.4	$68.1	$—	$456.5
Cost of sales	—	279.3	51.9	—	331.2
Royalty expense	—	(0.8)	0.8	—	—

Gross profit	—	109.9	15.4	—	125.3
Selling, general and administrative expense	4.2	65.2	9.2	—	78.6
Stock compensation expense	—	0.3	—	—	0.3
Facility rationalization and related costs	—	0.9	—	—	0.9

Operating income (loss)	(4.2)	43.5	6.2	—	45.5
Interest expense	(20.4)	1.7	(1.7)	—	(20.4)
Interest income	0.1	—	0.1	—	0.2

Income (loss) before income taxes	(24.5)	45.2	4.6	—	25.3
Income tax expense (benefit)	(9.8)	18.1	1.8	—	10.1
Equity income from subsidiaries	29.9	2.8	—	(32.7)	—

Net income	$15.2	$29.9	$2.8	$(32.7)	$15.2

Consolidating Statement of Operations
For the Six Months Ended April 2, 2005

	Issuer	Guarantor Companies(1)	Non-Guarantor Companies	Consolidating Eliminating	Consolidated
Net sales	$—	$433.3	$108.0	$—	$541.3
Cost of sales	—	290.9	86.6	—	377.5
Royalty expense	—	—	—	—	—

Gross profit	—	142.4	21.4	—	163.8
Selling, general and administrative expense	4.2	72.5	14.6	—	91.3
Facility rationalization and related costs	—	1.6	—	—	1.6

Operating income (loss)	(4.2)	68.3	6.8	—	70.9
Interest expense	(35.0)	(0.3)	—	0.2	(35.1)
Interest income	0.4	0.2	0.2	(0.2)	0.6

Income (loss) before income taxes	(38.8)	68.2	7.0	—	36.4
Income tax expense (benefit)	(15.0)	26.6	2.5	—	14.1
Equity income from subsidiaries	46.1	4.5	—	(50.6)	—

Net income	$22.3	$46.1	$4.5	$(50.6)	$22.3

Consolidating Balance Sheet
September 30, 2004

	Issuer	Guarantor Companies(1)	Non- Guarantor Companies	Consolidating Eliminations	Consolidated
Assets
Cash and cash equivalents	$44.9	$(7.9)	$18.6	$—	$55.6
Receivables, net	—	134.5	27.5	—	162.0
Inventories	—	211.9	48.3	—	260.2
Income taxes receivable	6.5	0.1	(2.5)	—	4.1
Deferred income taxes	—	9.0	—	—	9.0
Prepaid expenses and other current assets	—	26.8	2.1	—	28.9

Total current assets	51.4	374.4	94.0	—	519.8
Property, plant and equipment, net	0.7	173.3	12.8	—	186.8
Goodwill, net	—	163.1	0.1	—	163.2
Identifiable intangibles, net	—	55.2	—	—	55.2
Pension intangible	—	0.8	—	—	0.8
Investment in subsidiaries	981.3	26.1	—	(1,007.4)	—
Deferred financing fees, net	33.8	—	—	—	33.8
Deferred income taxes	(3.0)	22.8	(0.5)	—	19.3

Total assets	$1,064.2	$815.7	$106.4	$(1,007.4)	$978.9

Liabilities
Accounts payable	$2.3	$38.4	$12.0	$—	$52.7
Current portion of long-term debt	2.2	1.0	—	—	3.2
Accrued expenses and other current liabilities	17.6	61.9	6.0	—	85.5

Total current liabilities	22.1	101.3	18.0	—	141.4
Intercompany accounts	236.9	(297.8)	60.9	—	—
Long-term debt, net of current portion	927.9	1.5	—	—	929.4
Accrued pension liability	0.0	29.4	(0.2)	—	29.2
Other long-term liabilities	6.2	—	1.6	—	7.8

Total liabilities	1,193.1	(165.6)	80.3	—	1,107.8
Shareholders' equity
Total shareholders' equity	(128.9)	981.3	26.1	(1,007.4)	(128.9)

Total liabilities and shareholders' equity	$1,064.2	$815.7	$106.4	$(1,007.4)	$978.9

Consolidating Balance Sheet
April 2, 2005

	Issuer	Guarantor Companies(1)	Non- Guarantor Companies	Consolidating Eliminations	Consolidated
Assets
Cash and cash equivalents	$47.3	$(11.9)	$11.7	$—	$47.1
Receivables, net	—	135.3	28.4	—	163.7
Inventories	—	248.6	55.4		304.0
Income taxes receivable	2.5	—	0.8	—	3.3
Deferred income taxes	—	9.9	—	—	9.9
Prepaid expenses and other current assets	—	25.5	2.1	—	27.6

Total current assets	49.8	407.4	98.4	—	555.6
Property, plant and equipment, net	—	164.1	13.0	—	177.1
Goodwill, net	—	163.2	—	—	163.2
Identifiable intangibles, net	—	53.7	0.1	—	53.8
Pension intangible	—	0.8	—	—	0.8
Investment in subsidiaries	1,063.3	32.3	—	(1,095.6)	—
Deferred financing fees, net	31.4	—	—	—	31.4
Deferred income taxes	(4.1)	23.8	(0.5)	—	19.2

Total assets	$1,140.4	$845.3	$111.0	$(1,095.6)	$1,001.1

Liabilities
Accounts payable	$1.1	$39.3	$10.8	$—	$51.2
Current portion of long-term debt	2.9	1.0	—	—	3.9
Accrued expenses and other current liabilities	18.2	59.9	6.2	—	84.3

Total current liabilities	22.2	100.2	17.0	—	139.4
Intercompany accounts	293.3	(353.6)	60.3	—	—
Long-term debt, net of current portion	926.4	1.4	—	—	927.8
Accrued pension liability	—	32.6	(0.3)	—	32.3
Other long-term liabilities	1.7	1.4	1.7	—	4.8

Total liabilities	1,243.6	(218.0)	78.7	—	1,104.3
Shareholders' equity
Total shareholders' equity	(103.2)	1,063.3	32.3	(1,095.6)	(103.2)

Total liabilities and shareholders' equity	$1,140.4	$845.3	$111.0	$(1,095.6)	$1,001.1

Consolidating Statement of Cash Flows
For the Six Months Ended March 27, 2004

	Issuer	Guarantor Companies(1)	Non- Guarantor Companies	Consolidating Eliminations	Consolidated
	(Restated)	(Restated)
Net cash provided by (used in) operating activities	$(24.5)	$39.4	$(5.6)	—	$9.3

Cash flows from investing activities
Capital expenditures	—	(10.4)	(0.6)	—	(11.0)
Acquisition of businesses	—	(19.8)	—	—	(19.8)

Net cash provided by (used in) investing activities	—	(30.2)	(0.6)	—	(30.8)

Cash flows from financing activities
Proceeds from short-term borrowings	9.2	—	—	—	9.2
Intercompany change	16.3	(13.3)	(3.0)	—	—
Payment of long-term debt, including capital lease obligations	(51.3)	(0.5)	—	—	(51.8)
Payment of deferred financing fees	(0.8)	—	—	—	(0.8)

Net cash used in financing activities	(26.6)	(13.8)	(3.0)	—	(43.4)

Effect of exchange rate changes on cash	—	—	1.3	—	1.3

Decrease in cash	(51.1)	(4.6)	(7.9)	—	(63.6)
Cash and cash equivalents
Beginning of period	53.3	1.6	16.5	—	71.4

End of period	$2.2	$(3.0)	$8.6	—	$7.8

Consolidating Statement of Cash Flows
For the Six Months Ended April 2, 2005

	Issuer	Guarantor Companies(1)	Non- Guarantor Companies	Consolidating Eliminations	Consolidated
Net cash provided by operating activities	$(19.8)	$29.6	$(6.9)	—	$2.9

Cash flows from investing activities
Capital expenditures	—	(12.6)	(1.0)	—	(13.6)

Net cash provided by (used in) investing activities	—	(12.6)	(1.0)	—	(13.6)

Cash flows from financing activities
Intercompany change	22.9	(20.5)	(2.4)	—	—
Payment of long-term debt, including capital lease obligations	(0.7)	(0.5)	—	—	(1.2)

Net cash used in financing activities	22.2	(21.0)	(2.4)	—	(1.2)

Effect of exchange rate changes on cash	—	—	3.4	—	3.4
Increase (decrease) in cash	2.4	(4.0)	(6.9)	—	(8.5)
Cash and cash equivalents
Beginning of period	44.9	(7.9)	18.6	—	55.6

End of period	$47.3	$(11.9)	$11.7	—	$47.1

(1)
Guarantors include the accounts of the following direct and indirect subsidiaries of Mueller Group, Inc.:

Name	State of Incorporation
AnvilStar, LLC	Delaware
Anvil International, Inc.	Delaware
Henry Pratt Company	Delaware
Henry Pratt International Ltd	Delaware
Hersey Meters Co.	Delaware
Hydro Gate Acquisition Corp.	Delaware
James Jones Company	California
J.B. Smith Mfg. Co.	Oklahoma
Mueller Co.	Illinois
Mueller Service Co.	Delaware
Milliken Acquisition Corp.	Delaware
Mueller International, Inc.	Delaware
Mueller International, LLC	Delaware
Mueller International Finance, Inc.	Delaware
Mueller International Finance, LLC	Delaware

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

        Except as otherwise noted, we present all financial and operating data on a fiscal quarter basis. Our fiscal year ends on September 30, and our second fiscal quarter ends on the Saturday closest to March 31.

        Certain information included or incorporated by reference in this document may be deemed to be "forward looking statements" within the meaning of the federal securities laws. All statements other than statements of historical fact are statements that could be deemed forward looking statements. In this context, forward looking statements often address our future business and financial performance, and may be characterized by terminology such as "believe", "anticipate", "should", "intend", "plan", "will", "expects", "estimates", "projects", "positioned", "strategy", and similar expressions. These statements are based on assumptions and assessments made by the Company's management in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes to be appropriate.

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

        Any such forward looking statements are not guarantees of future performances and actual results, developments and business decisions may differ from those contemplated by such forward looking statements. These forward looking statements speak only as of the date of this Quarterly Report. The Company disclaims any duty to update any forward looking statement, all of which are expressly qualified by the foregoing.

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

        Results for the second quarter and first six months of 2005 reflected continued strong performance in the residential construction market, as well as the full effect of the pricing increases implemented in the second half of 2004 and early 2005. Both our water infrastructure and piping systems segments reported improvements in net sales, gross profit and operating income in the three months and the six months ended April 2, 2005 as compared to the three months and six months ended March 27, 2004.

        The Company incurred a significant amount of additional indebtedness in connection with its recapitalization in April 2004. New debt associated with the recapitalization added $9.9 million and $18.7 million of interest expense in the three and six month periods ended April 2, 2005 as compared to the similar fiscal periods in 2004.

Restatements

        In November 2004, our Audit Committee was notified of alleged potential accounting improprieties concerning our accounting for inventory reserves and certain questions concerning revenue recognition. The Audit Committee appointed an independent law firm to investigate the allegations. In January 2005, the independent law firm issued an investigative report that identified several areas requiring financial review by the Company. These areas principally concerned accounting for excess and obsolete (E&O) inventory, the capitalization of costs relating to a project that should have been expensed in prior periods, the accrual of reserves for this project without identifying support for such accruals and the timing of recognition of revenue with regard to full truckload shipments that were not immediately dispatched to customers by certain freight carriers used by the Company. The Company also identified some additional annual and interim items recorded in incorrect periods in the course of finalizing the 2004 financial statements. In addition, the Company determined that the value it assigned to stock compensation in connection with its April 2004 recapitalization should be revised. As a result of these findings, the Company restated its annual financial statements for its 2002 and 2003 fiscal years and its interim financial statements for its 2004 fiscal year. For more specific information about prior period restatements, see Notes 2 and 21 of the Company's Audited Consolidated Financial Statements for the year ended September 30, 2004 as found in Form 10-K (File No. 333-117473).

Results of Operations

  Three Months Ended April 2, 2005 As Compared to the Three Months Ended March 27, 2004

	Three months ended				FY05 Q2 vs. FY04 Q2
	April 2, 2005	Percentage of net sales (2)	March 27, 2004	Percentage of net sales (2)	Increase/ (decrease)	Change in percentage of net sales
			(restated)
	(dollars in millions)
Net sales
Water infrastructure	$170.1	59.6%	$137.2	58.1%	$32.9	1.5%
Piping systems	115.1	40.4	99.1	41.9	16.0	(1.5)

Consolidated	285.2	100.0	236.3	100.0	48.9	—

Gross profit
Water infrastructure	56.8	33.4	44.2	32.2	12.6	1.2
Piping systems	31.1	27.0	22.4	22.6	8.7	4.4

Consolidated	87.9	30.8	66.6	28.2	21.3	2.6

Selling, general and administrative expenses
Water infrastructure	16.9	9.9	13.9	10.1	3.0	(0.2)
Piping systems	21.2	18.4	17.6	17.8	3.6	0.6
Corporate	9.7	3.4	8.4	3.6	1.3	(0.2)

Consolidated	47.8	16.8	39.9	16.9	7.9	(0.1)

Stock compensation expense
Corporate	—	—	0.2	0.1	(0.2)	(0.1)

Facility rationalization, restructuring and related costs
Water infrastructure	1.5	0.9	—	—	1.5	0.9
Piping systems	—	—	0.9	0.9	(0.9)	(0.9)

Consolidated	1.5	0.5	0.9	0.4	0.6	0.1

Operating income
Water infrastructure	38.4	22.6	30.3	22.1	8.1	0.5
Piping systems	9.9	8.6	3.9	3.9	6.0	4.7
Corporate	(9.7)	(3.4)	(8.6)	(3.6)	(1.1)	0.2

Consolidated	38.6	13.5	25.6	10.8	13.0	2.7

Interest expense	(18.6)	(6.5)	(6.7)	(2.8)	(11.9)	(3.7)
Interest income	0.2	0.1	0.1	—	0.1	0.1

Income before income taxes	20.2	7.1	19.0	8.0	1.2	(0.9)
Income tax expense	7.8	2.7	7.6	3.2	0.2	(0.5)

Net income	$12.4	4.3%	$11.4	4.8%	$1.0	(0.5)

Segment EBITDA(1)
Water infrastructure	44.4	26.1	36.4	26.5	8.0	(0.4)
Piping systems	14.2	12.3	8.2	8.3	6.0	4.0

Total segment EBITDA	$58.6	20.5	$44.6	18.9	$14.0	1.6

(1)
Segment EBITDA is defined as segment operating income plus depreciation and amortization expense and excludes unallocated corporate expenses. This performance measure may not be comparable to EBITDA as reported by other companies.

          The Company evaluates segment performance based on segment EBITDA. A reconciliation of segment EBITDA to consolidated income before income taxes follows:

	Three months ended
	April 2, 2005	March 27, 2004
		(as restated)(3)
Total segment EBITDA	$58.6	$44.6
Unallocated corporate costs	(7.0)	(2.2)
Interest expense and early repayment costs	(18.6)	(6.7)
Depreciation and amortization	(12.8)	(16.7)

Income before income taxes	$20.2	$19.0

(2)
Percentages are by segment, if applicable.

(3)
See Note 2 for a discussion of the restatement.

Net Sales.    Net sales for the three months ended April 2, 2005 were $285.2 million, or a 20.7% increase as compared to $236.3 million for the three months ended March 27, 2004.

        Water infrastructure net sales for the three months ended April 2, 2005 were $170.1 million, or a 24.0% increase as compared to $137.2 million for the three months ended March 27, 2004. This increase was driven primarily by price increases implemented in the second half of 2004 and during this current quarter, as well as increased volumes due to the continued strong performance of the residential construction market.

        Piping systems net sales for the three months ended April 2, 2005 were $115.1 million, or a 16.1% increase as compared to $99.1 million for the three months ended March 27, 2004. This increase was driven primarily by price increases which were implemented in the second half of 2004 and in the first half of 2005.

Gross Profit.    Gross profit for the three months ended April 2, 2005 was $87.9 million, or a 32.0% increase as compared to $66.6 million for the three months ended March 27, 2004. Gross profit, as a percentage of net sales, or gross margin, increased from 28.2% for our second quarter of 2004 to 30.8% for our second quarter of 2005.

        Water infrastructure gross profit for the three months ended April 2, 2005 was $56.8 million, or a 28.5% increase as compared to $44.2 million for the three months ended March 27, 2004. Gross profit, as a percentage of net sales, increased from 32.2% for our second quarter of 2004 to 33.4% for our second quarter of 2005. The increase in gross profit was primarily driven by price increases and the continued strong performance of the residential construction market. Partially offsetting the effects of higher prices were higher raw material costs (most notably brass ingot and scrap steel) due to worldwide supply and demand issues. We cannot be certain that any future increases in raw material costs can be passed on to our customers.

        Piping systems gross profit for the three months ended April 2, 2005 was $31.1 million, or a 38.8% increase as compared to $22.4 million for the three months ended March 27, 2004. Gross profit, as a percentage of net sales, increased from 22.6% to 27.0%. The increase in gross profit was primarily driven by price increases. Increased raw material costs partially offset the effects of the higher prices. We cannot be certain we can continue to pass on cost increases to our customers.

Selling, General & Administrative Expense.    Selling, General and Administrative expenses ("SG&A") for the three months ended April 2, 2005 were $47.8 million, or a 19.8% increase as compared to

$39.9 million for the three months ended March 27, 2004. As a percentage of net sales, SG&A decreased from 16.9% for our second quarter of 2004 to 16.8% for our second quarter of 2005.

        Water infrastructure SG&A for the three months ended April 2, 2005 was $16.9 million, or a 21.6% increase as compared to $13.9 million for the three months ended March 27, 2004. As a percentage of net sales, SG&A decreased from 10.1% for our second quarter of 2004 to 9.9% for our second quarter of 2005. Significant factors contributing to the higher costs include increased incentive compensation costs of $0.9 million related to higher earnings, increased sales commissions of $0.3 million related to higher sales, and increased wages and benefits of $0.3 million related to additional personnel.

        Piping systems SG&A for the three months ended April 2, 2005 was $21.2 million, or a 20.5% increase as compared to $17.6 million for the three months ended March 27, 2004. As a percentage of net sales, SG&A increased from 17.8% for our second quarter of 2004 to 18.4% for our second quarter of 2005. Significant factors contributing to the higher costs include increased selling costs of $1.2 million primarily due to higher sales commissions, increased warehousing costs of $0.5 million primarily related to a higher volume of activity in the Star product line and increased management incentive compensation cost of $0.8 million due to higher earnings.

        Corporate expenses for the three months ended April 2, 2005 were $9.7 million as compared to $8.4 million for the three months ended March 27, 2004. Significant factors contributing to higher costs in the second quarter of 2005 include: legal and audit fees of $0.7 million related to an internal investigation (see Note 2), accounting and legal fees of $0.5 million related to SEC filing matters, consulting fees of $1.4 million related to efforts to become compliant with public company reporting and Sarbanes-Oxley internal control requirements, increased incentive compensation costs of $1.3 million, increased audit and other consulting fees of $0.6 million, and increased salary and benefit costs of $0.3 million associated with additional accounting and legal staffing. These items are offset by a $4.0 million reduction in amortization expense for the second quarter of 2005 as compared to the second quarter of 2004 due to an intangible asset becoming fully amortized during the fourth quarter of 2004. Corporate expenses consist primarily of corporate staff, benefits, legal and facility costs.

Facility Rationalization, Restructuring and Related Costs.    There was $1.5 million of restructuring costs for the three months ended April 2, 2005, related primarily to the termination of operating leases for the building and machinery at a water infrastructure plant in Colorado that ceased manufacturing and began outsourcing a product line in February 2005.

        There was $0.9 million of facility rationalization costs for the three months ended March 27, 2004, related primarily to future lease obligations at a closed piping systems facility in New Jersey and environmental issues at a closed piping systems plant in Georgia.

Interest Expense.    Interest expense for the three months ended April 2, 2005 was $18.6 million, or an $11.9 million increase from $6.7 million for the three months ended March 27, 2004. Interest expense for the three months ended April 2, 2005, included $9.9 million of additional interest expense and amortization of deferred financing fees on $406.9 million of net additional debt resulting from the Company's recapitalization in April 2004. Also, gains recorded on interest rate swaps were $2.0 million lower in 2005 than in 2004 as more swap agreements expired and were not renewed.

Segment EBITDA.    Segment EBITDA for the three months ended April 2, 2005 was $58.6 million, or a 31.4% increase as compared to $44.6 million for the three months ended March 27, 2004.

        Water infrastructure EBITDA for the three months ended April 2, 2005 was $44.4 million, which was $8.0 million or 22.0% higher than the $36.4 million for the three months ended March 27, 2004. The increased EBITDA resulted primarily from increased prices and volumes, partially offset by additional SG&A spending as discussed above.

        Piping systems EBITDA was $14.2 million for the three months ended April 2, 2005, which was $6.0 million higher than the $8.2 million reported for the three months ended March 27, 2004. The increased EBITDA resulted primarily from increased prices, partially offset by additional SG&A spending as discussed above.

Results of Operations

  Six Months Ended April 2, 2005 As Compared to the Six Months Ended March 27, 2004

	Six months ended				2005 vs. 2004
	April 2, 2005	Percentage of net sales (2)	March 27, 2004	Percentage of net sales (2)	Increase/ (decrease)	Change in percentage of net sales
			(restated)
	(dollars in millions)
Net sales
Water infrastructure	$308.7	57.0%	$261.9	57.4%	$46.8	(0.4)%
Piping systems	232.6	43.0	194.6	42.6	38.0	0.4

Consolidated	541.3	100.0	456.5	100.0	84.8	—

Gross profit
Water infrastructure	101.6	32.9	83.3	31.8	18.3	1.1
Piping systems	62.2	26.7	42.0	21.6	20.2	5.1

Consolidated	163.8	30.3	125.3	27.4	38.5	2.9

Selling, general and administrative expenses
Water infrastructure	32.8	10.6	28.5	10.9	4.3	(0.3)
Piping systems	40.5	17.4	33.5	17.2	7.0	0.2
Corporate	18.0	3.3	16.6	3.6	1.4	(0.3)

Consolidated	91.3	16.9	78.6	17.2	12.7	(0.3)

Stock compensation expense
Corporate	—	—	0.3	0.1	(0.3)	(0.1)

Facility rationalization, restructuring and related costs
Water infrastructure	1.6	4.0	—	—	1.6	4.0
Piping systems	—	—	0.9	0.5	(0.9)	(0.5)

Consolidated	1.6	1.8	0.9	0.2	0.7	1.6

Operating income
Water infrastructure	67.2	21.8	54.8	20.9	12.4	0.9
Piping systems	21.7	9.3	7.6	3.9	14.1	5.4
Corporate	(18.0)	(3.3)	(16.9)	(3.7)	(1.1)	0.4

Consolidated	70.9	13.1	45.5	10.0	25.4	3.1

Interest expense	(35.1)	(6.5)	(20.4)	(4.5)	(14.7)	(2.0)
Interest income	0.6	0.1	0.2	—	0.4	0.1

Income before income taxes	36.4	6.7	25.3	5.5	11.1	1.2
Income tax expense	14.1	2.6	10.1	2.2	4.0	0.4

Net income	$22.3	4.1%	$15.2	3.3%	$7.1	0.8

Segment EBITDA(1)
Water infrastructure	79.2	25.7	67.0	25.6	12.2	0.1
Piping systems	30.3	13.0	16.0	8.2	14.3	4.8

Total segment EBITDA	$109.5	20.2	$83.0	18.2	$26.5	2.0

(1)
Segment EBITDA is defined as segment operating income plus depreciation and amortization expense and excludes unallocated corporate expenses. This performance measure may not be comparable to EBITDA as reported by other companies.

          The Company evaluates segment performance based on segment EBITDA. A reconciliation of segment EBITDA to consolidated income before income taxes follows:

	Six months ended
	April 2, 2005	March 27, 2004
		(as restated)(3)
Total segment EBITDA	$109.5	$83.0
Unallocated corporate costs	(12.6)	(4.1)
Interest expense and early repayment costs	(35.1)	(20.4)
Depreciation and amortization	(25.4)	(33.2)

Income before income taxes	$36.4	$25.3

(2)
Percentages are by segment, if applicable.

(3)
See Note 2 for a discussion of the restatement.

Net Sales.    Net sales for the six months ended April 2, 2005 were $541.3 million, or an 18.6% increase as compared to $456.5 million for the six months ended March 27, 2004.

        Water infrastructure net sales for the six months ended April 2, 2005 were $308.7 million, or a 17.9% increase as compared to $261.9 million for the six months ended March 27, 2004. This increase was driven primarily by price increases implemented in the second half of 2004 and during the second quarter of 2005, as well as increased volumes due to the continued strong performance of the residential construction market.

        Piping systems net sales for the six months ended April 2, 2005 were $232.6 million, or a 19.5% increase as compared to $194.6 million for the six months ended March 27, 2004. This increase was driven primarily by price increases implemented in the second half of 2004 and the first half of 2005, as well as $7.3 million of additional Star product sales. We acquired the Star business in January 2004 (see Note 5).

Gross Profit.    Gross profit for the six months ended April 2, 2005 was $163.8 million, or a 30.7% increase as compared to $125.3 million for the six months ended March 27, 2004. Gross profit, as a percentage of net sales, or gross margin, increased from 27.4% for our first half of 2004 to 30.3% for our first half of 2005.

        Water infrastructure gross profit for the six months ended April 2, 2005 was $101.6 million, or a 22.0% increase as compared to $83.3 million for the six months ended March 27, 2004. Gross profit, as a percentage of net sales, increased from 31.8% for our first half of 2004 to 32.9% for our first half of 2005. The increase in gross profit was primarily driven by price increases and the continued strong performance of the residential construction market. Partially offsetting the effects of higher prices were higher raw material costs (most notably brass ingot and scrap steel) due to worldwide supply and demand issues. We cannot be certain that any future increases in raw material costs can be passed on to our customers.

        Piping systems gross profit for the six months ended April 2, 2005 was $62.2 million, or a 48.1% increase as compared to $42.0 million for the six months ended March 27, 2004. Gross profit, as a percertage of net sales, increased from 21.6% to 26.7%. The increase in gross profit was primarily driven by price increases. Increased raw material costs partially offset the effects of the higher prices. We cannot be certain we can continue to pass on cost increases to our customers.

Selling, General & Administrative Expense.    Selling, General and Administrative expenses ("SG&A") for the six months ended April 2, 2005 were $91.3 million, or a 16.2% increase as compared to $78.6 million for the six months ended March 27, 2004. As a percentage of net sales, SG&A decreased from 17.2% for our first half of 2004 to 16.9% for our first half of 2005.

        Water infrastructure SG&A for the six months ended April 2, 2005 was $32.8 million, or a 15.1% increase as compared to $28.5 million for the six months ended March 27, 2004. As a percentage of net sales, SG&A decreased from 10.9% for our first half of 2004 to 10.6% for our first half of 2005. Significant factors contributing to the higher costs include increased incentive compensation costs of $0.9 million related to higher earnings, increased sales commissions of $0.4 million related to higher sales, increased wages and benefit costs of $0.9 million, and increased amortization of tooling and intangibles of $0.3 million.

        Piping systems SG&A for the six months ended April 2, 2005 was $40.5 million, or a 20.9% increase as compared to $33.5 million for the six months ended March 27, 2004. As a percentage of net sales, SG&A increased from 17.2% for our first half of 2004 to 17.4% for our first half of 2005. Significant factors contributing to the higher costs include increased selling costs of $2.9 million primarily due to higher sales commissions, increased warehousing costs of $1.4 million primarily related to the Star product line and increased management incentive compensation cost of $0.9 million due to higher earnings.

        Corporate expenses for the six months ended April 2, 2005 were $18.0 million as compared to $16.6 million for the six months ended March 27, 2004. Significant factors contributing to higher costs for the first half of 2005 include: legal and audit fees of $3.0 million related to an internal investigation (see Note 2), accounting and legal fees of $1.1 million related to SEC filing matters, consulting fees of $1.5 million related to efforts to become compliant with public company reporting and Sarbanes-Oxley internal control requirements, increased incentive compensation costs of $1.7 million, increased audit and other consulting fees of $0.8 million, and increased salary, benefit, recruiting and relocation costs of $0.8 million associated with additional accounting and legal staffing. These items are offset by a $8.0 million reduction in amortization expense for the first half of 2005 as compared to the first half of 2004 due to an intangible asset becoming fully amortized during the fourth quarter of 2004. Corporate expenses consist primarily of corporate staff, benefits, legal and facility costs.

Facility Rationalization, Restructuring and Related Costs.    There was $1.6 million of restructuring costs for the six months ended April 2, 2005, related primarily to severance payments and to the termination of operating leases for the building and machinery at a water infrastructure plant in Colorado that ceased manufacturing and began outsourcing a product line in February 2005.

        There was $0.9 million of facility rationalization costs for the three months ended March 27, 2004, related primarily to future lease obligations at a closed piping systems facility in New Jersey and environmental issues at a closed piping systems plant in Georgia.

Interest Expense.    Interest expense for the six months ended April 2, 2005 was $35.1 million, or a $14.7 million increase from $20.4 million for the six months ended March 27, 2004. Interest expense for the six months ended April 2, 2005, includes $18.7 million of additional interest expense and amortization of deferred financing fees on $406.9 million of net additional debt resulting from the Company's recapitalization in April 2004. In the six months ended March 27, 2004, interest expense included a $7.0 million early redemption penalty, and a write-off of $0.4 million in deferred financing fees related to the early redemption of $50.0 million of senior subordinated debt in November 2003. Also, gains recorded on interest rate swaps were $3.4 million lower in 2005 than in 2004 as more swap agreements expired and were not renewed.

Segment EBITDA.    Segment EBITDA for the six months ended April 2, 2005 was $109.5 million, or a 31.9% increase as compared to $83.0 million for the three months ended March 27, 2004.

        Water infrastructure EBITDA for the six months ended April 2, 2005 was $79.2 million, which was $12.2 million or 18.2% higher than the $67.0 million for the six months ended March 27, 2004. The increased EBITDA resulted primarily from increased prices and volumes, partially offset by additional SG&A spending as discussed above.

        Piping systems EBITDA was $30.3 million for the six months ended April 2, 2005, which was $14.3 million higher than the $16.0 million reported for the six months ended March 27, 2004. The increased EBITDA resulted primarily from increased prices and additional Star gross profit, partially offset by additional SG&A spending as discussed above.

Liquidity and Capital Resources

        Our principal sources of liquidity have been and are expected to be cash flow from operations and borrowings under the senior credit facility. Our principal uses of cash will be debt service requirements as described below, capital expenditures, working capital requirements, dividends to our parent company and possible acquisitions.

Debt Service

        As of April 2, 2005 we had: (a) total indebtedness of approximately $931.7 million; and (b) approximately $59.0 million of borrowings available under our senior revolving credit facility, subject to customary conditions. As of April 2, 2005, we had obtained $21.0 million in letters of credit under the senior revolving credit facility, which reduced availability for borrowings thereunder. Our significant debt service obligations could have material consequences to our security holders. Our key financial covenants are dependent on attaining certain levels of EBITDA, as defined in the respective debt arrangements. The most restrictive covenant in effect at April 2, 2005 related to our leverage ratio, as defined in the debt arrangements, which required approximately $151 million of EBITDA over the trailing twelve months, based on our net debt outstanding. Our EBITDA, as defined in the agreement, exceeded $220 million over the trailing twelve months ended April 2, 2005.

Capital Expenditures

        The senior credit facility contains restrictions on our ability to make capital expenditures. Based on current estimates, management believes that the amount of capital expenditures permitted to be made under the senior credit facility will be adequate to maintain the properties and business of our continuing operations.

Distributions to our Parent Company

        Our parent company, Mueller Water Products, Inc. ("Mueller Water"), has no material assets other than its ownership of our capital stock and, accordingly, depends upon distributions from us to satisfy its cash needs. Mueller Water's principal cash needs will be debt service on its Senior Discount Notes due 2014. The Mueller Water notes do not require cash interest payments until 2009 and contain restrictive covenants that will, among other things, limit the ability of Mueller Water and its subsidiaries (including us) to incur debt, pay dividends and make investments. Neither we nor any of our subsidiaries guarantee the parent company notes. Mueller Water, however, is a holding company and its ability to pay interest on the parent company notes will be dependent upon the receipt of dividends from its subsidiaries. We are currently Mueller Water's only direct subsidiary.

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

Cash flows from operating activities.    Net cash provided by operations was $2.9 million for the first six months of 2005, compared to net cash provided of $9.3 million for the first six months of 2004. Significant changes in working capital balances in the first six months of 2005 included a $43.8 million increase in inventories. Water infrastructure inventories increased $21.6 million during the six months ended April 2, 2005. This was largely due to a planned seasonal inventory build. Approximately $5.0 million of the total increase was due to higher raw material costs. Piping systems inventories increased $22.2 million during the six months ended April 2, 2005. A planned domestic manufacturing inventory build accounted for approximately $7.0 million of this increase, while about $5.0 million was due to higher raw material costs, and $11.0 million was due to increased foreign product required to service customer demand.

Cash flows used in investing activities.    In the first six months of 2005 we had net cash used in investing activities of $13.6 million compared to net cash used in the first six months of 2004 of $30.8 million. This was primarily due to $19.8 million spent during the second quarter of 2004 for the acquisitions of Star and Modern Molded (see Note 5).

Cash flows from financing activities.    Cash flows used in financing activities decreased from $43.4 million in the first six months of 2004 to $1.2 million in the first six months of 2005. This was primarily due to early payment of $50 million of subordinated notes due 2009 in the first quarter of 2004.

Off-Balance Sheet Arrangements

        We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not have any undisclosed borrowings or debt, and we have not entered into any derivative contracts (other than those described in "—Quantitative and Qualitative Disclosure About Market Risk") or synthetic leases. We are, therefore, not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

        We utilize letters of credit and surety bonds in the ordinary course of business to ensure our performance of contractual obligations. As of April 2, 2005, we had $21.0 million of letters of credit and $15.3 million of surety bonds outstanding.

Contractual Obligations

        Our contractual obligations as of April 2, 2005:

Payments Due by Period

Contractual Obligations	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years	Total
	(dollars in millions)
Long-term debt
Principal on long-term debt	$2.9	5.8	5.8	914.8	929.3
Interest on long-term debt(1)	69.6	138.4	137.6	114.1	459.7
Capital lease obligations	1.0	1.3	0.1	—	2.4
Operating leases	8.3	10.9	3.7	3.2	26.1
Unconditional purchase obligations(2)	14.4	—	—	—	14.4
Other long-term obligations(3)	—	—	—	—	—

Total contractual cash obligations	$96.2	156.4	147.2	1,032.1	1,431.9

(1)
Interest on the senior credit facility and secured notes is calculated using LIBOR of 3.09% and 2.74% respectively, the rates applicable under these debt instruments and in effect on April 2, 2005. Each increase or decrease in LIBOR of 0.125% would result in an increase or decrease in annual interest on the senior credit facility and secured notes of $0.8 million. Because the interest rates under the senior credit facility and secured notes will be variable, actual payments may differ. Interest does not include payments that could be required under our interest-rate swap agreements, which payments will depend upon movements in interest rates and could vary significantly. The payments due on the existing interest rate swaps expiring in May and July 2005 are estimated to be approximately $1.9 million.

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

        Our business is largely dependent upon the North American construction industry, which is very seasonal due to the impact of winter or wet weather conditions. Our net sales and operating income have historically been lowest, and our working capital needs have been highest, in the three month periods ending around December 31 and March 31, when the northern United States and all of Canada generally face weather that restricts significant construction activity and we build working capital in anticipation of the peak construction season, during which time our working capital tends to be reduced.

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

Recently Issued Accounting Standards

        In December 2004, the Financial Accounting Standards Board issued SFAS No. 123(R), "Share-Based Payment." SFAS No. 123(R) replaces SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS No. 123(R) requires compensation costs related to share-based payment transactions to be recognized in the financial statements over the period that an employee provides service in exchange for the award. Public companies are required to adopt the new standard using a modified prospective method and may elect to restate prior periods using the modified retrospective method. Under the modified prospective method, companies are required to record compensation cost for new and modified awards over the related vesting period of such awards prospectively and record compensation cost prospectively for the unvested portion, at the date of adoption, of previously issued and outstanding awards over the remaining vesting period of such awards. No change to prior periods presented is permitted under the modified prospective method. Under the modified retrospective method, companies record compensation costs for prior periods retroactively through restatement of such periods using the exact pro forma amounts disclosed in the companies' footnotes. Also, in the period of adoption and after, companies record compensation based on the modified prospective method. SFAS No. 123(R), as amended in April 2005 for compliance dates, allows companies to implement the standard at the beginning of their next fiscal year. The Company plans to adopt SFAS No. 123(R) as of October 1, 2005, the beginning of its next fiscal year and to use the modified prospective method. The adoption of SFAS 123(R) is not expected to have a material impact on the Company's financial statements for the year ended September 30, 2005.

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

        FASB Staff Position (FSP) No. FAS 109-1 and 109-2 were issued in December 2004, providing guidance on foreign earnings repatriation and qualified production activities of the American Jobs Creation Act (AJCA) that was enacted on October 22, 2004. The AJCA created a temporary incentive for United States multinationals to repatriate accumulated earnings outside the United States by providing an 85 percent dividends received deduction for certain qualifying earnings repatriations in either fiscal 2005 or in fiscal 2006. As of April 2, 2005, the Company has not provided deferred taxes on foreign earnings because any taxes on dividends would be substantially offset by foreign tax credits or because the Company intends to reinvest those earnings indefinitely. Due to the complexity of the repatriation provision, the Company is still evaluating the effects of this provision on its plan for repatriation of foreign earnings and does not expect to be able to complete this evaluation until after Congress or the Treasury Department provides additional guidance clarifying key elements of the provision.

        In March 2005, the FASB issued FASB Interpretation No. 47 ("FIN 47"), "Accounting for Conditional Asset Retirement Obligations." FIN 47 provides clarification of certain sections of FASB Statement No. 143, "Accounting for Asset Retirement Obligations." Specifically, FIN 47 clarifies the meaning of the term "conditional asset retirement obligation" as used in SFAS 143 and also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. The Company is currently evaluating the impact of this standard on its financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The nature of market risks faced by the Company at April 2, 2005 were the same as disclosed in the Company's Annual Report on Form 10-K for the year ended September 30, 2004. We are exposed to various market risks, which are potential losses arising from adverse changes in market rates and prices, such as interest rates, foreign exchange fluctuations and raw materials. We do not enter into derivatives or other financial instruments for trading or speculative purposes.

        At April 2, 2005 we had fixed rate debt of $317.4 million and variable rate debt of $614.3 million. The pre-tax earnings and cash flows impact resulting from a 100 basis point increase in interest rates on variable rate debt, holding other variables constant and excluding the impact of the hedging agreements described below, would be approximately $6.2 million per year.

        We have entered into interest rate swap agreements with a notional principal amount of $100.0 million in order to reduce interest rate risks and manage interest expense. The swap agreements, which mature by July 2005, effectively convert floating rate debt under our credit facility into fixed-rate debt and carried an average fixed interest rate of 7.52% at April 2, 2005. We plan to retain these interest rate swaps and intend to replace them upon maturity and consider entering into additional interest rate swaps or other interest rate hedging instruments to protect against interest rate fluctuations on our floating rate debt.

        Our strategy for management of currency risk relies primarily on conducting our operations in a country's respective currency and may, from time to time, involve currency derivatives, primarily forward foreign exchange contracts, to reduce our exposure to currency fluctuations. As of April 2, 2005, we had foreign exchange contracts outstanding with a notional principal amount of $1.8 million to hedge our Canadian operations' exposure to currency fluctuations on products purchased from United States suppliers and purchases of equipment from European suppliers.

ITEM 4. CONTROLS AND PROCEDURES.

        As previously reported, in January 2005, the Company received a written report from the independent law firm retained by us to conduct an internal investigation of a whistle-blower complaint that alleged accounting improprieties. The investigation report did not identify any fraud or intentional misconduct by the Company or any of its employees. However, the report identified deficiencies in the Company's accounting policies, internal controls and related matters. In connection with the audit of our fiscal 2004 results and as a result of the investigation, we have concluded that the conditions that currently exist at the Company represent reportable conditions (as defined in AU 325, "Communication of Internal Control Related Matters Noted In An Audit", of the AICPA professional standards) that collectively constitute a material weakness in our internal control over financial reporting.

        As previously reported, our Board has adopted the recommendations of the investigative report and, at this time, we are continuing to take steps to improve our disclosure controls and procedures, including our internal control structure and procedures for financial reporting to enhance our ability to produce SEC reports within the time periods and in the form required under the Exchange Act. In order to comply with these requirements, we:

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

        Based on deficiencies previously reported, our chief executive officer and interim chief financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, as amended) at April 2, 2005 were not effective. Nonetheless, our chief executive officer and interim chief financial believe that the procedures we performed in connection with our preparation of this quarterly report, including, in particular, increased review and analysis of transactions, account balances and journal entries in the areas where weaknesses were identified, provide reasonable assurance that the identified deficiencies did not lead to material misstatements in our consolidated financial statements presented in this quarterly report.

        Except for the matters and the efforts taken and underway as described above, there were no significant changes in our internal controls over financial reporting or other factors that have materially affected or are reasonably likely to materially affect these internal controls over financial reporting as of the end of the period covered by this report.

PART II OTHER INFORMATION

Item 1. Legal Proceedings.

        On April 7, 2005, our subsidiaries, Mueller Co. and Mueller International, Inc., filed a complaint against U.S. Pipe in the United States District Court for the District of Massachusetts. The complaint alleged that certain U.S. Pipe fire hydrants infringe patent rights owned by Mueller International, Inc. The lawsuit seeks a permanent injunction as well as unspecified monetary damages for patent infringement.

Item 6. Exhibits.

3.1	Certificate of Incorporation of Mueller Group, Inc. (1)
3.2	By-Laws of Mueller Group, Inc. (1)
10.1
Waiver dated as of February 4, 2005 under the Second Amended and Restated Credit Agreement dated as of April 23, 2004 among Mueller Group, Inc., the Guarantors party thereto and the Lenders party thereto (2)
10.2	Amendment No. 1, dated May 3, 2005, to Employment Agreement by and between Mueller Group, Inc. and Darrell Jean dated February 18, 2005. (3)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Interim Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of the Interim Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

(1)
Previously filed as an Exhibit to our Registration Statement on Form S-4 as filed with the SEC on July 19, 2004.

(2)
Previously filed as an Exhibit to our Current Report on Form 8-K of Mueller Group, Inc. as filed with the SEC on February 7, 2005.

(3)
Previously filed as an Exhibit to the Current Report on Form 8-K of Mueller Group, Inc. as filed with the SEC on May 5, 2005.

*
Filed herewith.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MUELLER GROUP, INC.
Date: May 13, 2005	By:	/s/ DALE B. SMITH Dale B. Smith President and Chief Executive Officer
Date: May 13, 2005	By:	/s/ THOMAS E. FISH Thomas E. Fish Interim Chief Financial Officer

QuickLinks

MUELLER GROUP, INC. REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD ENDED APRIL 2, 2005
TABLE OF CONTENTS
MUELLER GROUP, INC. UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
MUELLER GROUP, INC. UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
MUELLER GROUP, INC. UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
MUELLER GROUP, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS THREE AND SIX MONTHS ENDED MARCH 27, 2004 AND APRIL 2, 2005 (UNAUDITED)
Consolidating Statement of Operations For the Three Months Ended March 27, 2004
Consolidating Statement of Operations For the Three Months Ended April 2, 2005
Consolidating Statement of Operations For the Six Months Ended March 27, 2004
Consolidating Statement of Operations For the Six Months Ended April 2, 2005
Consolidating Balance Sheet September 30, 2004
Consolidating Balance Sheet April 2, 2005
Consolidating Statement of Cash Flows For the Six Months Ended March 27, 2004
Consolidating Statement of Cash Flows For the Six Months Ended April 2, 2005
Payments Due by Period
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
SIGNATURES