Form 10-K
period 2005-09-30
Mueller Group, Inc.
filed 2005-12-19
CIK 1290999

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒                              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2005

OR

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 333-117473

MUELLER GROUP, LLC*

(Exact Name of Registrant as Specified in Its Charter)

Delaware	3491	37-1387813
(State or Other Jurisdiction of Incorporation or Organization)	(Primary Standard Industrial Classification Code Number)	(I.R.S. Employer Identification Number)

500 West Eldorado Street

Decatur, IL 62522-1808

(Address of Principal Executive Offices)

Registrant’s telephone number: (217) 423-4471

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes   ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Act). ☐ Yes   ☒ No

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Act). ☐ Yes   ☒ No

None of the Registrant’s voting stock was held by non-affiliates as of April 2, 2005. As of December 16, 2005, Mueller Group, Inc. had 100 shares of common stock outstanding.

*                    Formerly Mueller Group, Inc.

Introductory Note

In this report, “Mueller Group,” the “Company,” “we,” “us” or “our” refer to Mueller Group, LLC and its subsidiaries, except where the context makes clear that the reference is only to Mueller Group, LLC itself and is not inclusive of its subsidiaries.

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

Although some of the companies that compete in our particular market are publicly held as of the date of this annual report, many are not. Accordingly, other than certain market data with respect to fire hydrants and water valves, no current publicly available information is available with respect to the size of such markets or our relative market strength or competitive position. Our statements about our relative market strength and competitive position in this annual report with respect to other products are based on our management’s belief, internal studies and our management’s knowledge of industry trends. We cannot guarantee that this information is accurate or complete.

PART I

Item 1. Business

Overview

Mueller Group, LLC is a Delaware limited liability company. Originally organized as a Delaware corporation in 1999, the Company was converted into a limited liability company on October 3, 2005 in connection with the acquisition of our parent company, Mueller Water Products, LLC on that date by Walter Industries, Inc. (“Walter” or “Walter Industries”). As part of that transaction, Walter Industries contributed the operations of United States Pipe and Foundry Company, LLC (“U.S. Pipe”) to the Company. In Part 1 of this Report, we present current information about our business and operations that, except as otherwise indicated, includes U.S. Pipe as one of our operating segments. However, information presented as to periods prior to October 3, 2005, would not include U.S. Pipe unless otherwise noted.

Acquisition by Walter Industries

On October 3, 2005, pursuant to the agreement dated June 17, 2005, Walter Industries, Inc. (“Walter”) acquired all of the outstanding common stock of our parent company, Mueller Water Products, LLC (“Mueller Water”) for a cash payment of $928.6 million. Approximately $1.05 billion of the Company’s indebtedness was assumed as part of the acquisition. In conjunction with the acquisition, through a series of transactions, U.S. Pipe, a wholly-owned subsidiary of Walter, was contributed by Walter Industries, Inc. to the Company. U.S. Pipe had net sales of $537.2 million and $431.9 million for the fiscal years ended December 31, 2004 and 2003, respectively. U.S. Pipe’s net sales were $425.5 million for the nine months ended September 30, 2005. U.S. Pipe had total assets of $504.7 million and $473.4 million at September 30, 2005 and December 31, 2004, respectively.

Walter financed the acquisition of the common stock of Mueller Water with a combination of available cash, new debt, and borrowings under the 2005 Mueller Credit Agreement, as more fully described in Note 6 to our consolidated financial statements. The purchase price of the Company will be allocated to the assets acquired and the liabilities assumed based on their fair values as of the date of acquisition. Under generally accepted accounting principles, the assets and liabilities of U.S. Pipe were contributed to the Company based on their book values as of October 3, 2005.

The financial results for periods prior to October 3, 2005 reported in management’s discussion and analysis and the financial statements presented in this report exclude the operations of U.S. Pipe.

Our Business

We are a leading North American manufacturer of a broad range of water infrastructure and flow control products for use in water distribution networks, water and wastewater treatment facilities, gas distribution systems and piping systems. We maintain a large installed base of products in the United States, including, as of September 30, 2005, approximately three million fire hydrants and eight million iron gate valves. We report our operations into two reporting segments, based largely on the products they sell and the markets they serve, which are named after our lead brand in each segment:  Mueller and Anvil. Our Mueller segment produces and sells hydrants, valves and related products to the water and gas infrastructure markets. Our Anvil segment produces, sources and sells pipe fittings, pipe hangers and pipe nipples and a variety of related products to the piping systems market. We believe we have the broadest product line of any of our competitors and enjoy strong market positions, leading brand recognition and a strong reputation for quality and service within the markets we serve.

The October 3, 2005 contribution of U.S. Pipe supplements and enhances our product line offerings by producing and selling ductile iron pressure pipe, fittings and related products to the water infrastructure market.

The charts below illustrate the balance and diversity of our revenue base by end market and product category and identify the approximate percentage of our revenues by product category. The charts are presented as of the last day of our 2005 fiscal year, September 30, 2005 and do not reflect the results of U.S. Pipe.

2005 Revenues By Product Category	2005 Revenues By End Market Served

Sales of our Mueller segment products, which comprised about 58% of our sales in 2005, are driven principally by spending on water and wastewater infrastructure upgrade, repair and replacement and new water and wastewater infrastructure (which spending is driven primarily by new residential construction). Of our Mueller segment sales, we estimate that approximately 55% are for new infrastructure, with the remainder for upgrade, repair and replacement. Sales of our Anvil segment products, which comprised about 42% of our sales in 2005, are driven principally by spending on non-residential construction projects.

Our large installed base, broad product range and well known brands have led to our strong, long-standing relationships with all of the leading distributors in our industry. We believe that our current network of independent flow control distributors is the largest such distribution network in the United States and Canada. Our combined Mueller, Anvil, and U.S. Pipe sales force of approximately 450 field sales representatives and manufacturer’s representatives works directly with municipalities and other end-users as well as with distributors, which market our products to end-users. For most of our Mueller segment products, which are sold through independent distributors, end-users choose the brand or establish product specifications. We believe our reputation for quality, extensive distributor relationships, installed base and our coordinated marketing approach have helped our Mueller segment products to be “specified” as an approved product for use in most major metropolitan areas throughout the United States. This specification dynamic and our relationships with end-users elevate the importance of our water and wastewater infrastructure products to our distributors.

Our products are sold to a wide variety of end-users, including municipalities, publicly and privately-owned water and wastewater utilities, gas utilities and construction contractors. We believe that our sales are substantially driven by water infrastructure replacement, repair and upgrades, new water and wastewater infrastructure spending and non-residential construction. Our diverse end markets, extensive distributor and end-user relationships, acquisition strategy and market leading position have contributed to our strong operating margins and sales growth. In 2004 and 2005, our Mueller and Anvil segments experienced strong sales growth driven primarily by a general economic recovery, which has resulted in increased spending by municipalities on water infrastructure replacement, repair and upgrades, increased activity in the non-residential construction market and continued strength in residential construction.

For the fiscal year ended September 30, 2005, our net sales were $1,148.9 million, representing an increase of 9.5% over the fiscal year ended September 30, 2004.

U.S. Pipe, contributed to the Company on October 3, 2005, sells products primarily to water works distributors, contractors, municipalities and other governmental agencies. A substantial percentage of ductile iron pressure pipe orders result from contracts that are bid by contractors or directly issued by municipalities or private utilities. U.S. Pipe’s products are primarily used in waterinfrastructure upgrade, repair and replacement and new water infrastructure. Net sales of U.S. Pipe for the twelve months ended September 30, 2005 were $555.8 million and are not included in our results.

Business Strategy

Our business strategy is focused on sustaining our market leadership and competitive differentiation, while growing revenues and enhancing profitability. Key elements of our strategy include:

•       Capitalize on Attractive Water Infrastructure Industry. Much of the water distribution infrastructure in the United States is aging and in need of replacement or updating. Our strategy is to capitalize on expected water infrastructure market growth by continuing to offer a broad range of leading water and wastewater products, maintaining our strong end-user and distributor relationships, and leveraging our specification position and large installed base.

•       Leverage Strong Distributor Channel. Our strategy is to maximize and continue to form close relationships with the strongest and fastest growing distributors in the industries we serve and utilize our extensive distributor relationships to increase sales of our products.

•       Continue to Focus on Operational Excellence. We will continue to pursue superior product engineering, design and innovation through our technologically-advanced manufacturing processes. We employ highly efficient manufacturing methods, such as lost foam casting and automated

Disamatic mold-making, to enhance product quality and reduce costs. We will also continue to seek opportunities to rationalize our manufacturing facilities and use our significant manufacturing expertise to further reduce our cost structure.

•       Selectively Pursue Strategic Acquisitions. Certain segments of the industry in which we compete are fragmented, which provides attractive acquisition opportunities. We intend to pursue these opportunities to complement and expand our product lines, expand our market share, provide substantial synergy opportunities, and improve our presence in certain under-represented product categories and geographies.

•       Selectively Expand Internationally. We are exploring sales opportunities for our products in selected international markets including Europe and China, although to date we have not generated significant revenues outside of North America.

•       Begin  to Integrate U. S. Pipe and Achieve Maximum Operating Efficiencies. In fiscal 2006, the integration of U.S. Pipe into our operations will offer complementary products lines and the potential to achieve manufacturing synergies by closing the U.S. Pipe Chattanooga production facility and integrating it into the Mueller Chattanooga and Albertville, Alablama production facilities. Also, we have the opportunity to maximize the operating efficiencies at certain of our existing Mueller and Anvil facilities through plant combination and production efficiency strategies. In addition, we will pursue the integration of U.S. Pipe products as complementary product offerings as part of our sales efforts and use our combined purchasing leverage to reduce raw material and overall product costs.

Product Segments

We believe that we are the broadest full-line supplier of flow control products for water and wastewater infrastructure systems and piping component systems in the United States and Canada. We have the capability to manufacture flow control products for water and gas systems, ranging from fire hydrants to  1/8 inch pipe fittings that connect pipes together to 10-foot engineered valves. Our principal products are fire hydrants, water and gas valves, and a complete range of pipe fittings, couplings, hangers and nipples. Our products are designed, manufactured and tested in compliance with industry standards.

We sell our products through two operating segments: Mueller, through which we sell our hydrants and valves and other water and wastewater infrastructure and gas distribution products described below under various brand names including Mueller, Henry Pratt, Hersey and James Jones;  and Anvil, through which we sell pipe fittings and couplings, pipe hangers, pipe nipples and related products under various brand names, including Anvil, Beck and Merit.

U.S. Pipe, which was contributed to us on October 3, 2005, sells ductile iron pipe under the brand name U.S. Pipe. It is anticipated that U.S. Pipe will become our third operating segment.

Gross sales amounts are shown in the Mueller Products and Anvil Products sections below and exclude estimated cash discounts and rebates, which are deducted from net sales for financial reporting purposes.

Mueller Products

Fire Hydrants.   We believe we are one of the largest manufacturers of dry-barrel fire hydrants in the United States and Canada. New fire hydrant and fire hydrant part sales accounted for approximately $161 million, $151 million and $125 million of our total sales in 2005, 2004 and 2003, respectively. Fire hydrants are sold for new water infrastructure development as well as water infrastructure rehabilitation projects. On October 26, 2005, Walter Industries announced plans to close the U.S. Pipe Chattanooga, Tennessee plant and transfer the valve and hydrant production of that plant to Mueller’s Chattanooga and Albertville, Alabama plants during our 2006 fiscal year. After October 3, 2005, the Mueller segment will include results from operations from sales of hydrants previously manufactured by U.S. Pipe.

Our fire hydrants consist of an above-ground fire hydrant and a below-ground cast iron pipe that connects to a water main. In our dry-barrel hydrants, the valve connecting the barrel of the hydrant and the water main is located below ground at or below the frost line, which keeps the hydrant “dry” and the water source deep enough to ensure that the water does not freeze. We market our dry-barrel fire hydrants with the Mueller and U.S. Pipe brand names in the United States and the Mueller and Canada Valve brand names in Canada, and manufacture them in our Albertville, Alabama and Milton, Ontario facilities. We also make a limited number of wet barrel hydrants, where the valve is placed inside the above-ground hydrant and the barrel contains water in it at all times. Wet barrel hydrants are made for the California and Hawaii markets and sold under the James Jones brand name.

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

Water and Gas Valves and Related Products.   We believe we have the broadest product line of valves for residential water and gas systems and that we are one of the largest manufacturers of butterfly valves and water gate valves in the United States and Canada. Water and gas valves and related products accounted for approximately $473 million, $437 million and $381 million of our sales in 2005, 2004, and 2003, respectively. Our significant industry-leading market position is the result of our strong brand recognition, superior quality and specification acceptance. On October 26, 2005, Walter Industries announced plans to close the U.S. Pipe Chattanooga, Tennessee plant and transfer the valve and hydrant production of that plant to Mueller’s Chattanooga and Albertville, Alabama plants during our 2006 fiscal year. The eventual closure of the Chattanooga plant will occur sometime in 2006. The estimated pre-tax restructuring costs consisting of the write-off of impaired assets, severance and environmental costs are estimated at $37.8 million, of which $21.9 million are non-cash, and are expected to be recorded in the first quarter of 2006. Once the manufacturing of these products is transferred to Mueller, the Mueller segment will include the results of operations from sales of valves previously manufactured by U.S. Pipe.

All of our valve products are used to control transmission of potable water, non-potable water or gas. Our product line includes butterfly, gate, tapping, check, plug and ball valves. Water valve products range in size from  3/4 inch to 10 feet. The smaller iron gate-type valves are produced by our Chattanooga, Tennessee plant and the larger iron butterfly valves are produced by our Henry Pratt subsidiary in Dixon, Illinois. Brass valves are produced in our Decatur, Illinois and El Monte, California plants. Most of these valves are used in water distribution.

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

Other Mueller Products.   Our other Mueller products include: pipe repair products, such as repair clamps and couplings used to repair leaks in water and gas distribution systems; municipal castings, such as manhole covers and street drain grates; and patterns used by the foundry and automotive industries. We market these products under the Mueller, Mueller Canada, James Jones, and Viking Johnson brand names. These products accounted for $57 million, $47 million and $45 million of our sales in 2005, 2004 and 2003, respectively.

Anvil Products

Pipe Fittings and Couplings.   We are one of the largest manufacturers of threaded and grooved pipe fittings and couplings in the United States and Canada. Pipe fittings and couplings join two pipes together. Listed below are the four primary categories of pipe fittings and couplings that we manufacture.

Malleable Iron Fittings and Unions.   Malleable iron fittings and unions accounted for sales of $66 million, $66 million and $69 million in 2005, 2004, and 2003, respectively. Malleable iron is a cast iron that is heat-treated to make it stronger, which allows us to use a thinner wall and results in a lighter product. Malleable iron is primarily used to join pipe in various gas, plumbing and HVAC applications. We manufacture these products at our Columbia, Pennsylvania foundry.

Cast Iron Fittings.   We believe we are one of the largest manufacturers of cast iron fittings in the United States. Cast iron fittings accounted for approximately $33 million, $32 million and $32 million of our sales in 2005, 2004, and 2003, respectively. Cast iron is the most economical threaded fittings material and is typically used in low pressure applications such as sprinkler systems and other fire protection systems. We manufacture cast iron fittings primarily in our Columbia, Pennsylvania foundry. We believe that the substantial majority of our cast iron product is used in the fire protection industry, with the remainder used in steam and other HVAC applications.

Threaded Steel Pipe Couplings.   We believe we are one of the largest manufacturers of threaded steel pipe couplings in the United States and Canada. Threaded steel pipe couplings accounted for sales of $35 million, $33 million and $25 million in 2005, 2004 and 2003, respectively. Threaded steel pipe couplings are used in the plumbing and electrical markets to join pipe and conduit and by pipe mills as threaded end protectors. We manufacture steel couplings at our Waynesboro, Pennsylvania and Simcoe, Ontario facilities.

Grooved Products.   We believe we are one of the largest manufacturers of grooved products in the United States and Canada. Sales of grooved products were approximately $53 million, $56 million and $52 million in 2005, 2004 and 2003, respectively. Unlike typical pipe connections, where pipes are connected by screwing them into a fitting or welding them together, grooved products use a threadless pipe-joining method that does not require welding. We manufacture our grooved couplings and fittings under the Gruvlok name in our Columbia, Pennsylvania foundry. In addition, we purchase privately labeled products to complement our grooved product offerings including grooved copper and stainless steel fittings. These additional purchased products complement our offering of grooved products and enable us to better serve our customers’ project requirements. Purchased products accounted for $17 million, $17 million and $15 million of grooved product sales in 2005, 2004 and 2003, respectively.

In connection with the August 1999 Tyco Transaction, we entered into a five-year agreement that granted Tyco the exclusive right to distribute our Gruvlok products in Europe, Asia and Latin America. That agreement expired in August 2004 and we have begun to engage new distributors for these products in Europe, which we view as a growth opportunity.

Pipe Hangers.   We believe we are one of the largest manufacturers of pipe hangers in the United States and Canada. Our annual hanger sales were approximately $45 million, $39 million and $42 million in 2005, 2004 and 2003, respectively. Pipe hangers provide support for pipes and are used in sprinkler systems, HVAC applications and in power and petrochemical plants. We manufacture our standard pipe hangers in Henderson, Tennessee and Columbia, Pennsylvania and we produce special order, or engineered, pipe hangers in North Kingston, Rhode Island. We have retained a strong core engineering staff and believe that we are the leader in technical competency in this sector.

Pipe Nipples.   We believe we are also one of the largest manufacturers of pipe nipples in the United States and Canada. Sales of pipe nipples were approximately $62 million, $53 million and $46 million in 2005, 2004 and 2003, respectively. The pipe nipple product line is a complementary product offering and is packaged (1) with cast iron for the fire protection market, (2) with malleable iron for the industrial market, (3) with our forged steel product line and (4) as a general plumbing market item.

We produce the majority of our pipe nipple products at Beck Manufacturing’s facilities in Greencastle, Pennsylvania and Santa Fe Springs, California. Seamless pipe nipples are produced at our Longview, Texas facility. Pipe nipples for the Canadian market are manufactured at our Simcoe, Ontario facility.

Other Piping System Products.   In addition to our key products that we have described above, we sell (1) products sourced outside the United States and Canada through our Star business, which we acquired in January 2004, (2) products that we purchase from third parties and (3) many other products that we manufacture, including (A) oilfield products, including forged steel pipe fittings, hammer unions, bull plugs and swage nipples which are used to connect pipes in oil and gas applications and (B) electrical products, including PVC conduit couplings and elbows used to carry wire and cable in electrical applications. Sales of purchased products by our Anvil segment were approximately $146 million, $118 million and $86 million in 2005, 2004 and 2003, respectively, and sales of our other manufactured products were approximately $74 million, $58 million and $54 million in 2005, 2004 and 2003, respectively.

U.S. Pipe Products

U.S. Pipe, which was contributed to us on October 3, 2005,  manufactures and sells a broad line of ductile iron pressure pipe, fittings and other cast iron products. Founded in 1899 and headquartered in Birmingham, Alabama, it is one of the nation’s largest producers of ductile iron pressure pipe based on industry shipping information provided by the Ductile Iron Pipe Research Association. In the years ended December 31, 2004, 2003 and 2002, net sales and revenues amounted to $537.2 million, $431.9 million and $457.2 million, respectively.

U.S. Pipe manufactures and markets a complete line of ductile iron pipe ranging from 4” to 64” in diameter as well as various metric sizes, in lengths up to 20 feet. Ductile iron pressure pipe is used primarily for drinking (potable) water distribution systems, small water system grids, reinforcing distribution systems (including looping grids and supply lines) and is used for major water and waste water transmission and collection systems.

Sales, Marketing and Distribution

Mueller and Anvil Products

Mueller and Anvil sell their products to a wide variety of end-users, including municipalities, publicly and privately owned water and wastewater utilities, gas utilities and construction contractors. These products are usually sold to our distributors; distributors then sell these products to contractors who have won a contract to construct, replace or upgrade a water, wastewater or gas system for an end-user or non-residential facility. In some cases, end-users of Mueller’s products, including municipalities and utilities, buy products directly from Mueller, most often as part of a program to repair, replace or upgrade existing infrastructure. Sales of our Mueller segment products and our Anvil segment’s grooved products are heavily influenced by the specifications in those contracts.

Mueller has a sales force of approximately 250 sales representatives. These representatives call on municipalities, water companies and other end-users to ensure that Mueller products, or the corresponding quality standards, are specified. In addition, to ensure consistency, municipalities often require that contractors use the same products that have been historically used in that municipality.

Most of  our Anvil segment products are not specified. Anvil’s sales force of approximately 130 sales representatives largely markets Anvil products to distributors. Sales of Anvil products are generally influenced by the distributors, as customers will buy from a distributors’ available offerings based on price and quality.

For our Mueller segment, the large installed base, broad product range and well known brands have led to our strong, long-standing relationships with all of the leading distributors in the industries served by Mueller. For most of our Mueller products, which are sold through independent distributors, end-users choose the brand or establish product specifications. We generally ship our Mueller products, including hydrants and water and gas valves, directly to distributors carrying these products from our plants. Mueller’s distribution network covers all of the major markets in the United States and Canada. We typically do not have long-term contracts with our distributors, although we have long-term relationships with most of our top distributors. The three major distributors of Mueller and Anvil products accounted, in the aggregate, for approximately 30% of our sales in 2005. The loss of any one of these distributors could have a material adverse effect on our business. See “Item 7.—Management’s Discussion and Analysis—Risk Factors—We depend on a group of major distributors for a significant portion of our sales; any loss of these distributors could reduce our sales and continuing consolidation could cause price pressure.”

We generally ship our Anvil segment products, including pipe fittings, couplings, hangers and nipples, from our plants to four regional service centers that we operate in the United States and we ship products from these distribution centers to distributors carrying these products. Our regional service centers are strategically located to provide 24-hour delivery to the majority of the Anvil customers. In addition, we operate 22 smaller warehouses throughout the United States and Canada and one in Europe to support our Anvil operations. We have historically stocked some products manufactured by third parties in these distribution centers in order to provide a broader product offering. We reduced the scope of our offering of Anvil products purchased from third parties, which are lower margin, in the United States. However, we continue to sell a broad range of purchased products in Canada. Sales of Anvil products to domestic customers, including Canadian customers, accounted for 98% of Anvil’s sales for fiscal year 2005, representing 41% of our overall sales for 2005.

U.S. Pipe Products

U.S. Pipe, whose products are sold primarily to water works distributors, contractors, municipalities, private utilities and other governmental agencies, was contributed to us on October 3, 2005. A substantial percentage of ductile iron pressure pipe orders result from contracts that are bid by contractors or directly issued by municipalities or private utilities. An increasing portion of ductile iron pressure pipe sales is made through independent water works distributors. U.S. Pipe maintains numerous supply depots in leased space throughout the country, which are used as a source of pipe for start-up projects, to support ongoing projects and to aid in completing projects.

U.S. Pipe has a sales force of approximately 72 sales representatives who sell pipe products throughout the United States. The organization is divided into four geographic territories each managed by a regional sales manager. International orders are sold directly by U.S. Pipe sales personnel as well as an extensive number of representatives principally in Central and South America and the Middle East.

During the year ended December 31, 2004, approximately 26% of U.S. Pipe’s sales were to one customer. The Company believes the loss of this single customer could have a material adverse effect on the results of operations of the Company. See “Item 7.—Management’s Discussion and Analysis—Risk Factors—We depend on a group of major distributors for a significant portion of our sales; any loss of these distributors could reduce our sales and continuing consolidation could cause price pressure.”

Backlog

Our backlog is not significant due to our ability to respond adequately to customer requests for product shipments. These segments generally manufacture products from raw materials in stock and deliver them to customers within approximately two weeks from receipt of the order, depending upon customer delivery specifications.

U.S. Pipe, which was contributed to us on October 3, 2005, has a significant backlog. During the calendar year ended December 31, 2004, U.S. Pipe had a backlog of pressure pipe, valves and hydrants, fittings and castings of $115 million, compared to $86 million at December 31, 2003. The ductile iron pipe business is generally sensitive to economic recession because of its partial dependence on the level of new construction activity and state, municipal and federal tax revenues to fund water projects. However, certain aspects of U.S. Pipe’s operations have in the past helped to reduce the impact of downturns in new construction. First, U.S. Pipe’s products have experienced a strong level of demand in the replacement market, in part driven by mandates from the Safe Drinking Water Act. U.S. Pipe believes that growth of the replacement market will accelerate as a result of anticipated major expenditures by government entities, such as the New York, Boston, Washington, D.C., Atlanta and Philadelphia municipalities, to rehabilitate aging or inadequate water transmission systems. U.S. Pipe believes that this represents a significant growth opportunity and that it is well positioned to take advantage of this opportunity. Second, U.S. Pipe’s Burlington, New Jersey plant is adjacent to the northeastern market with its significant replacement potential and its operations in the south are located in areas of steady economic growth. The west coast, served by the Union City, California plant, has a critical shortage of water for many of the large metropolitan areas that will require major transmission pipelines in the future. Because freight costs for pipe are high, locations close to important markets lower transportation costs, thereby making U.S. Pipe’s products more competitive.

Manufacturing

As of September 30, 2005 we operate 27 manufacturing facilities in the United States, Canada and China. Our manufacturing operations include foundry, machining, fabrication, assembly, testing and painting operations. We believe that our existing manufacturing capacity is sufficient for our near-term requirements and we have no current plans to expand capacity. However, we do have plans to maximize operational efficiencies throughout all of our plants, and may relocate certain manufacturing operations to other facilities as part of these plans. These actions may result in future facility closures.

We use two casting techniques, green sand and lost foam. At present, we utilize the lost foam technology for hydrants in our Albertville, Alabama facility and for gate valve production in our Chattanooga, Tennessee facility. The lost foam process has several advantages over the green sand process for high-volume products, including the need for less manual finishing, lower scrap levels and the ability to reuse the sand.

U.S. Pipe, which was contributed to us on October 3, 2005, operates 5 manufacturing facilities in the United States, which primarily manufacture ductile iron pressure pipe. We believe U.S. Pipe’s manufacturing capacity is sufficient for our near-term requirements and we have no current plans to expand capacity. However, we do plan to close the U.S. Pipe Chattanooga manufacturing facility and plan to transfer substantially all of its production to existing Mueller plants in Chattanooga, TN and Albertville,

AL. U.S. Pipe utilizes the Delavaud centrifugal casting process, which consists of introducing molten iron into a rapidly turning steel mold and relying on the centrifugal force to uniformly distribute the iron around the inner surface of the mold to produce high-quality ductile iron pressure pipe.

The selection of the appropriate casting method, pattern, core-making equipment, sand and other raw materials depends on the final product and its complexity, specifications, and function as well as intended production volumes. We will continue to use the green sand casting or DeLavaud centrifugal casting processes for products when we believe it is the most appropriate process based on the above parameters.

Raw Materials

Our products are made from several basic raw materials, including steel scrap, sand, resin, brass ingot, steel pipe, and scrap iron. These materials are readily available and are competitively priced. Historically, we have been able to obtain an adequate supply of raw materials and do not anticipate any shortage of these materials.

We generally purchase raw materials at spot prices and generally do not have the ability to hedge our exposure to price changes. Our business could be adversely affected by increases in the cost of our raw materials, as we may not be able to fully pass these costs on to our customers. An increased worldwide demand for steel scrap, the raw material from which our threaded and grooved pipe fittings as well as all iron valves and hydrants are made, has increased the spot price of steel scrap used by Mueller and Anvil from approximately $140 per ton in December 2002 to approximately $320 per ton in September 2005. Management estimates that raw materials and purchased components used in the manufacturing processes of Mueller and Anvil accounted for 10-17% of the cost of goods sold in 2001 through 2004 and currently account for approximately 18% of the cost of goods sold for Mueller and Anvil due to increasing raw material prices.

The spot price of scrap metal used by U.S. Pipe, contributed to us on October 3, 2005, has increased from approximately $109 per ton in December 2002 to approximately $210 per ton in September 2005.  Management estimates that scrap metal and ferrous alloys used in the U.S. Pipe manufacturing process accounted for up to 40% of the U.S. Pipe cost to manufacture ductile iron pipe as of September 30, 2005.

We increased prices to our customers during the 2002 to 2005 time period to mitigate the effect of these cost increases. We can give no assurances that the price of steel scrap will remain at the current pricing levels or that we will be able to increase prices to our customers to offset any future cost increases.

See “Item 7.—Management’s Discussion and Analysis—Risk Factors.”

Research and Development

We have a dedicated team of research and development (“R&D”) professionals, who focus on the development of new products as well as on the support, modification and improvement of existing products. Presently, we employ 33 people including 18 degreed engineers dedicated to R&D activities. Our R&D efforts for our Mueller and Anvil segments are operated out of our facility in Smithfield, Rhode Island. U.S. Pipe, contributed to us on October 3, 2005, operates its R&D activities out of its facility in Bessemer, Alabama.

Ideas are generated by manufacturing, marketing or R&D personnel. In order for a project to move beyond the idea stage, all three disciplines must agree on the suitability of the product and determine an estimated payback. After the approval, it typically takes 6 to 12 months to tool, test and start production. The R&D team typically works on various products at one time.

For our Mueller and Anvil segments, we spent approximately $4.8 million, $4.4 million and $4.7 million on R&D activities in fiscal years 2005, 2004 and 2003, respectively. U.S. Pipe total R&D expenditures are anticipated to be approximately $1.4 million for calendar year 2005, and were $1.5 million for both calendar years 2004 and 2003.

Patents, Licenses and Trademarks

We have a significant number of active patents and trademarks relating to the design of our products. Most of the patents for technology underlying our products have been in the public domain for many years, and existing third-party patents are not considered, either individually or in the aggregate, to be material to our business. However, the pool of proprietary information, consisting of know-how and trade secrets relating to the design, manufacture and operations of our products is considered particularly important and valuable. We generally own the rights to the products that we manufacture and sell and are not dependent in any material way upon any license or franchise to operate. U.S. Pipe, contributed to us on October 3, 2005, has granted numerous trademark licenses around the world with respect to its uniform family of ductile pipe accessories, such as joint restraint systems.

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

Seasonality

See “Item 7.—Management’s Discussion and Analysis—Effect of Inflation; Seasonality.”

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

The competitive environment for our Mueller segment products is mature and stable with limited movement in market share over time. Management believes that our Mueller hydrants and valves enjoy strong competitive positions based largely on their quality and dependability.

The market for Anvil segment products is highly competitive, price sensitive and vulnerable to the increased acceptance of foreign products. Anvil products have mechanical and industrial applications, such as HVAC systems, and fire protection applications, such as sprinkler systems. We estimate that 72% of these products are used in mechanical applications and the remainder in fire protection systems. While the mechanical market has generally resisted acceptance of foreign products, the fire protection market has broadly accepted foreign products as a substitute for domestic piping system products. Fire protection products are sold primarily on price and are sold at lower prices by foreign manufacturers.

Over the past three years, we have successfully petitioned the International Trade Commission and the Department of Commerce to impose anti-dumping duties on certain malleable and non-malleable pipe fitting products imported from China. While we believe that these duties will favorably impact our business, which is very competitive, there is no assurance that the anti-dumping duties imposed will be sufficient to reverse or retard the imports from China.

In January 2004, our Anvil segment acquired the assets of the building and construction division of Star Pipe, Inc., an established importer of threaded and grooved pipe fittings produced in China and India.

Our acquisition of Star has allowed us to establish a significant presence in the market for lower cost, foreign produced fire protection products and grow our overall market share.

The ductile iron pressure pipe industry, in which U.S. Pipe operates, is highly competitive, with a small number of manufacturers of ductile iron pressure pipe and fittings. Major competitors of U.S. Pipe include McWane, Inc., Griffin Ductile Iron Pipe Company and American Cast Iron Pipe Company. Additional competition for ductile iron pressure pipe comes from pipe composed of other materials, such as polyvinylchloride (PVC), high density polyethylene (HDPE), concrete, fiberglass, reinforced plastic and steel. Although ductile iron pressure pipe is typically more expensive than competing forms of pipe, customers choose ductile iron for its quality, longevity, strength, ease of installation and lack of maintenance problems.

Environmental Matters

Under the terms of the agreement whereby Tyco International sold  the Company in August 1999 to our prior owners (the “August 1999 Tyco Transaction”), Tyco agreed to indemnify the Company and our affiliates for all “Excluded Liabilities”. Excluded Liabilities include, among other things, substantially all liabilities relating to the time prior to the August 1999 Tyco Transaction. The indemnity survives indefinitely, is not subject to any deductibles or caps, and continues with respect to our current operations, other than those operations acquired since the August 1999 Tyco Transaction, including the operations of our U.S. Pipe segment. If Tyco ever becomes financially unable to, or otherwise fails to comply with the terms of the indemnity, we may be responsible for the Tyco-indemnified obligations. In addition, Tyco’s indemnity does not cover environmental liabilities to the extent caused by our company or the operation of our business after the August 1999 Tyco Transaction.

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

Some environmental laws require investigation and cleanup of environmental contamination at properties we now or previously owned, leased or operated. Some of our operations (in particular, operations at our manufacturing facilities) have been conducted at their current locations for many years. The processes at these and our other facilities currently and historically have involved the storage and use of regulated substances on-site or in underground storage tanks and the related generation of solid and hazardous waste disposed of off-site or in on-site solid waste landfills. Remediation projects are being undertaken at a handful of our sites by third parties who have indemnified us. We may be required to conduct and pay for these or other remedial activities in the future, and also may be subject to claims for property damage, personal injury, natural resource damages or other issues as a result of such matters. See “Item 3.—Legal Proceedings” for further details.

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

On March 31, 2004, the Company’s subsidiary, Anvil International, entered into a consent order with the Georgia Department of Natural Resources regarding various alleged hazardous waste violations at the Statesboro, Georgia site formerly operated by Anvil. Pursuant to the consent order, Anvil has agreed to pay a settlement amount of $100,000, comprised of a $50,000 monetary fine and $50,000 towards a supplemental environmental project. Anvil has also agreed to perform various investigatory and remedial actions at the site and its landfill. While the ultimate investigatory and remedial costs are currently unknown, based on currently available information the total costs are estimated to be approximately $1.3 million. The Company has spent $0.3 million and has accrued $1.0 million as of September 30, 2005.

On April 22, 2004, the EPA issued final National Emissions Standards for Hazardous Air Pollutants (NESHAP’s) under the federal Clean Air Act for iron and steel foundries. The NESHAP for iron and steel foundries will require reductions in hazardous air pollutant emissions by the industry. In addition, other NESHAP’s apply to painting operations at our foundries. While we are in the process of analyzing the impact these standards may have on us and our future financial results, we expect we will need to incur additional and possibly material costs to comply with the regulations with respect to Mueller’s Albertville, Alabama and Chattanooga, Tennessee facilities and may need to incur additional and possibly material costs with respect to Anvil’s Columbia, Pennsylvania facility. In addition, to comply with the applicable standard for iron and steel foundries, we anticipate that we will incur approximately $10 million in capital costs through December 2007 at the U.S. Pipe facilities located in Bessemer, Alabama, North Birmingham, Alabama, Union City, California, and Burlington, New Jersey. See “Item 7.—Management’s Discussion and Analysis—Risk Factors—We may be adversely affected by environmental, health and safety laws and regulations or liabilities,” “Item 7.—Management’s Discussion and Analysis—Risk Factors—Our brass products contain lead, which may be replaced in the future” and “Item 7.—Management’s Discussion and Analysis—Risk Factors—Certain of our products may not be in compliance with NSF standards, which could limit the ability of municipalities to buy our products”.

The following items relate solely to U.S. Pipe, which was contributed to us on October 3, 2005:

U.S. Pipe has implemented an Administrative Consent Order (“ACO”) for its Burlington, New Jersey plant that was required under the New Jersey Environmental Cleanup Responsibility Act (now known as the Industrial Site Recovery Act). The ACO required soil and ground water cleanup. U.S. Pipe has completed, and has received final approval for the soil cleanup required by the ACO. U.S. Pipe is continuing to address ground water issues at this site. Further remediation could be required. These remediation costs are expected to be minimal. Long term ground water monitoring will be required to verify natural attenuation. It is not known how long ground water monitoring will be required. Management does not believe monitoring or further cleanup costs, if any, will have a material adverse effect on the financial condition or results of operations of the Company and its subsidiaries.

The Federal Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), generally imposes liability, which may be joint and several and is without regard to fault or the legality of waste generation or disposal, on certain classes of persons, including owners and operators of sites at which hazardous substances are released into the environment (or pose a threat of such release), persons that disposed or arranged for the disposal of hazardous substances at such sites, and persons who owned or operated such sites at the time of such disposal. CERCLA authorizes the EPA, the States and, in some circumstances, private entities to take actions in response to public health or environmental threats and to seek to recover the costs they incur from the same classes of persons. Certain governmental authorities can also seek recovery for damages to natural resources.

Currently, U.S. Pipe has been identified as a potentially responsible party (“PRP”) by the EPA under CERCLA with respect to cleanup of hazardous substances at two sites, one in California and the other relating to U.S. Pipe’s former Anniston, Alabama facility, to which its wastes allegedly were transported or deposited. U.S. Pipe is among many PRP’s at such sites and a significant number of the PRP’s are substantial companies. An agreement has been reached with the EPA and a Consent Order, signed by U.S. Pipe and the EPA, has been finalized respecting the California sites. U.S. Pipe has satisfied its obligations under the Consent Order at a cost that was not material. Natural resource damage claims respecting that same site have now also been made by the State of California; but U.S. Pipe, as a member of the same group of PRPs, believes it has adequate first dollar insurance coverage covering the state’s claims. With respect to the Anniston, Alabama site, a Consent Order has been negotiated and signed between the PRP’s and the EPA. The Consent Order remains subject to a public comment period before it will come into effect. Management estimates the Company’s and U.S. Pipe’s aggregate share of liability for cleanup under the Consent Order, after allocation among the several PRPs, will be approximately $4.0 million. U.S. Pipe accrued for this liability in 2004, and the accrual was recorded in our financial statements as of October 3, 2005. Civil litigation in respect to this site is also on-going.

Regulatory Matters

The production and marketing of our products is subject to the rules and regulations of various federal, state and local agencies, including laws governing our relationships with distributors. Regulatory compliance has not had a material effect on our results to date. We are not aware of any pending legislation that is likely to have a material adverse effect on our operations. See “Item 3.—Legal Proceedings,” “Item 7.—Management’s Discussion and Analysis—Risk Factors—Our brass products contain lead, which may be replaced in the future” and “Item 7.—Management’s Discussion and Analysis—Risk Factors—Certain of our products may not be in compliance with NSF standards, which could limit the ability of municipalities to buy our products”.

Employees

Including U.S. Pipe employees, we employ approximately 7,100 people, of whom approximately 92% work in the United States. The hourly employees at our principal United States manufacturing plants and foundries in Albertville, AL, Bessemer, AL, North Birmingham, AL, El Monte, CA, Union City, CA, Aurora, IL, Decatur, IL, Dixon, IL, Burlington, NJ, Columbia, PA, Chattanooga, TN, J.B. Smith (in TN and TX), and Henderson, TN are represented by unions, as are the hourly employees at two of our four distribution centers. Our operations in Canada at St. Jerome, Milton, and at Simcoe are also unionized. In July 2005, workers at our J.B. Smith facility voted to accept union representation, and a union contract is currently being negotiated.

The contracts with our union employees at our eight largest manufacturing facilities expire at different times: Chattanooga in September 2006, Decatur in June 2007, Bessemer in October 2007, Union City in December 2007, Burlington and Columbia in April 2008, Albertville in September 2008 and North Birmingham in January 2009. The contract with our union employees in Simcoe is currently being negotiated. Our contracts with the unions represented at U.S. Pipe’s Chattanooga facility, which is slated for closure as described elsewhere in this report, are set to expire in April 2006 and May 2008. We have concluded effects bargaining with the unions represented at the U.S. Pipe Chattanooga facility with regard to the plant closure.

Union contracts at other Mueller and Anvil facilities expire as follows:  Dixon in March 2006, Aurora in August 2007, Henderson in December 2007, and El Monte in July 2008.

In addition, approximately 125 of our employees are represented by various unions at our Anvil facilities located in British Columbia, Montreal, Quebec, Bloomington, MN, Bristol, PA,  Cincinnati, OH,  Taylor, MI and University Park, IL.

We believe that relations with our employees, including those represented by unions, are good. The last major union strike was in 1989 at the U.S. Pipe Bessemer, Alabama facility. The strike lasted six weeks.

Geographic Information

Sales of Mueller products to domestic customers, which include Canadian customers, accounted for 99.6% of Mueller’s sales for fiscal year 2005, representing 58% of our overall sales for 2005. Sales of Anvil products to domestic customers, which include Canadian customers, accounted for 98% of Anvil’s sales for fiscal year 2005, representing 41% of our overall sales for 2005. Combined sales of Mueller and Anvil to non-domestic customers (customers outside of the United States and Canada) accounted for 1% of our total sales for fiscal 2005. See Note 15 to our Consolidated Financial Statements.

Sales of U.S. Pipe products to customers outside of the United States, principally to customers located in Puerto Rico, accounted for approximately 4% of U.S. Pipe’s sales during calendar year 2004.

Available Information

The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.

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

Item 2.                        Properties

The following chart describes our principal properties.

Mueller Segment

Location	Activity	Size (sq. ft.)	Owned or Leased
Albertville, AL	Foundry, fabrication, machine shop	358,000	Leased
Aurora, IL	Fabrication, machine shop	146,880	Owned
Bethlehem, PA	Fabrication, machine shop	104,000	Leased
Brownsville, TX	Machine shop	48,540	Leased
Chattanooga, TN	Foundry, fabrication, machine shop	578,164	Owned
Cleveland, NC	Machine shop	190,000	Owned
Cleveland, TN	Fabrication, machine shop	70,000	Owned
Decatur, IL	Foundry, fabrication, machine shop, headquarters	467,044	Owned
Dixon, IL	Fabrication, machine shop	146,880	Owned
El Monte, CA	Foundry, fabrication, machine shop	64,000	Owned
Hammond, IN	Fabrication, machine shop	51,160	Owned
Jingmen, China	Machine shop	154,377	Owned
Milton, Ontario	Machine shop	127,000	Leased
Modern Pattern, TN	Machine shop	26,500	Leased
Salem, VA	Fabrication	5,250	Leased
St. Jerome, Quebec	Foundry, machine shop	55,000	Owned

U.S. Pipe Segment (contributed on October 3, 2005)

Location	Activity	Size (sq. ft.)	Owned or Leased
Birmingham, AL	Administrative headquarters	122,000	Owned
Bessemer, AL	Foundry, machine shop	648,000	Owned
North Birmingham, AL	Foundry, machine shop	360,000	Owned
Union City, CA	Foundry, machine shop	122,000	Owned
Burlington, NJ	Foundry, machine shop	329,000	Owned
Chattanooga, TN*	Foundry, machine shop, assembly	659,000	Owned

*                    To be closed in fiscal 2006

Anvil Segment

Location	Activity	Size (sq. ft.)	Owned or Leased
Aurora, OH	Pipe cutting, machine shop	39,650	Leased
Columbia, PA	Foundry, galvanizing, painting, assembly, machine shop	663,000	Owned
Greencastle, PA	Bending, pipe cutting, machine shop	132,743	Owned
Henderson, TN	Stamping, fabrication, assembly, machine shop	236,479	Owned
Houston, TX	Machine shop	45,988	Owned
Longview, TX	Assembly, machine shop	95,650	Owned
North Kingstown, RI	Painting, fabrication, assembly, machine shop	121,000	Leased
Pottstown, PA	Forming, fabrication, assembly, machine shop	46,000	Owned
Santa Fe Springs, CA	Pipe cutting, machine shop	37,815	Leased
Simcoe, Ontario	Fabrication, machine shop	145,000	Owned
Waynesboro, PA	Pipe cutting, machine shop	72,836	Owned

Our leased properties have terms that expire between March 2006 and February 2014.

We also operate four leased regional distribution centers in the United States for our Anvil products. See “Item 1.—Business—Distribution.” The United States centers are located in University Park, Illinois; Sparks, Nevada; Bristol, Pennsylvania and Grand Prairie, Texas and have lease terms that expire between January 2006 and December 2013. In addition, we operate 22 smaller warehouses throughout the United States and Canada and one in Europe to support our Anvil operations.

We consider our plants and equipment to be modern and well-maintained and believe our plants will have sufficient capacity to meet our present and future needs. All of our domestic facilities, leases and leasehold interests are encumbered by liens securing our obligations under the 2005 Mueller Credit Agreement, and were previously encumbered under the 2004 Mueller Credit Facility and our secured notes.

Item 3.                        Legal Proceedings

We are involved in various legal proceedings which have arisen in the normal course of our operations, including the proceedings summarized below. Other than the litigation described below, we do not believe that any of our outstanding litigation would have a material adverse effect on our business, operations or prospects.

In the Acquisition Agreement pursuant to which the DLJ Merchant Banking funds acquired Mueller in 1999, Tyco International (“Tyco”) sold the Company to its prior owners in August 1999, Tyco agreed to indemnify the CompanyMueller Water and its affiliates for all “Excluded Liabilities”. Excluded Liabilities include, among other things, substantially all liabilities relating to the time prior to the August 1999 Tyco

Transaction. The indemnity survives indefinitely and is not subject to any deductibles or caps. However, we may be responsible for these liabilities in the event that Tyco ever becomes financially unable to, or otherwise fails to comply with, the terms of the indemnity. In addition, Tyco’s indemnity does not cover environmental liabilities to the extent caused by usc or the operation of our business after the August 1999 Tyco Transaction, nor does it cover environmental liabilities arising with respect to businesses or sites acquired after the August 1999 Tyco Transaction, which would include the U.S. Pipe business and facilities.

The Company’s subsidiary, James Jones Company, and its former parent company are defendants in a false claims lawsuit in which a former James Jones Company employee is suing on behalf of cities, water districts and municipalities. The employee alleges that the defendants sold allegedly non-conforming public water system parts to various government entities. The lawsuit seeks consequential damages, penalties and punitive damages. The Company’s subsidiary, Mueller Co., which had also been named as a defendant, brought a summary judgment motion and was dismissed from this litigation in January 2004. On September 15, 2004, the trial court ruled against the intervention of approximately 30 municipalities that had failed to intervene within the time deadlines previously specified by the Court. The trial court also ruled that the majority of municipalities that had purchased James Jones products from contractors or distributors, were not in privity with the James Jones Company and were not entitled to punitive damages. Following the Court’s ruling, the water districts and municipalities filed a new action against the James Jones Company, Mueller Co. and Watts, (former parent company of James Jones Company) alleging fraud and intentional misrepresentation. This lawsuit is based on the same underlying facts as the false claims lawsuit. Any liability associated with these lawsuits is covered by the Tyco indemnity, and the defense is being paid for and conducted by Tyco.

Some of our subsidiaries have been named as defendants in a small number of asbestos-related lawsuits. We do not believe these lawsuits, either individually or in the aggregate, are material to our financial position or results of operations.

On March 31, 2004, our Anvil International subsidiary entered into a consent order with the Georgia Department of Natural Resources regarding alleged hazardous waste violations at Anvil’s former foundry facility in Statesboro, Georgia. Pursuant to the consent order, Anvil has agreed to pay a settlement amount of $100,000, comprised of a $50,000 monetary fine and $50,000 towards a supplemental environmental project. Anvil has also agreed to perform various investigatory and remedial actions at the foundry and its landfill. While the ultimate investigatory and remedial costs are currently unknown, based on currently available information the total costs are estimated to be approximately $1.3 million. The Company has spent $0.3 million and has accrued $1.0 million as of September 30, 2005.

In November 2005, we reached an agreement in principle to settle the previously reported dispute concerning the amount of Anvil’s withdrawal liability in respect of the Teamsters Local 11 Pension Fund and the 2003 closure of the Anvil facility in Kearny, New Jersey. An accrual for the settlement was recognized as of September 30, 2005, and is reflected in our financial statements for the year then ended.

The following items relate solely to U.S. Pipe, which was contributed to us on October 3, 2005:

U.S. Pipe, contributed to us on October 3, 2005, has implemented an Administrative Consent Order (“ACO”) for its Burlington, New Jersey plant that was required under the New Jersey Environmental Cleanup Responsibility Act (now known as the Industrial Site Recovery Act). The ACO required soil and ground water cleanup. U.S. Pipe has completed, and has received final approval for the soil cleanup required by the ACO. U.S. Pipe is continuing to address ground water issues at this site. Further remediation could be required. These remediation costs are expected to be minimal. Long term ground water monitoring will be required to verify natural attenuation. It is not known how long ground water monitoring will be required. Management does not believe monitoring or further cleanup costs, if any, will have a material adverse effect on the financial condition or results of operations of the Company and its subsidiaries.

The Federal Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), generally imposes liability, which may be joint and several and is without regard to fault or the legality of waste generation or disposal, on certain classes of persons, including owners and operators of sites at which hazardous substances are released into the environment (or pose a threat of such release), persons that disposed or arranged for the disposal of hazardous substances at such sites, and persons who owned or operated such sites at the time of such disposal. CERCLA authorizes the EPA, the States and, in some circumstances, private entities to take actions in response to public health or environmental threats and to seek to recover the costs they incur from the same classes of persons. Certain governmental authorities can also seek recovery for damages to natural resources.

Currently, U.S. Pipe has been identified as a potentially responsible party (“PRP”) by the EPA under CERCLA with respect to cleanup of hazardous substances at two sites, one in California and the other relating to U.S. Pipe’s former Anniston, Alabama facility, to which its wastes allegedly were transported or deposited. U.S. Pipe is among many PRP’s at such sites and a significant number of the PRP’s are substantial companies. An agreement has been reached with the EPA and a Consent Order, signed by U.S. Pipe and the EPA, has been finalized respecting the California sites. U.S. Pipe has satisfied its obligations under the Consent Order at a cost that was not material. Natural resource damage claims respecting that same site have now also been made by the State of California; but U.S. Pipe, as a member of the same group of PRPs, believes it has adequate first dollar insurance coverage covering the state’s claims. With respect to the Anniston, Alabama site, a Consent Order has been negotiated and signed between the PRP’s and the EPA. The Consent Order remains subject to a public comment period before it will come into effect. Management estimates the Company’s and U.S. Pipe’s aggregate share of liability for cleanup under the Consent Order, after allocation among the several PRPs, will be approximately $4.0 million. U.S. Pipe accrued for this liability in 2004, and the accrual was recorded in our financial statements as of October 3, 2005. Civil litigation in respect of this site is also on-going.

Item 4.                        Submission of Matters to a Vote of Security Holders

On July 1, 2005, the Company solicited the written consent of holders of our then-outstanding Class A Common Stock and Class B Common stock to approve and authorize the acquisition of the Company by Walter Industries under the June 17, 2005 agreement and plan of merger among Walter Industries, the Company and the other parties thereto and all transactions relating to the acquisition and merger agreement. As of September 30, 2005, holders of 99% of our then-outstanding Class A Common Stock and Class B Common Stock had authorized the Walter Industries acquisition and related agreements by submitting executed written consents.

On August 17, 2005, the Company solicited the written consent of holders of our then-outstanding Class A Common Stock and Class B  Common Stock to approve the payment to certain of our employees of severance amounts and transaction bonuses in connection with the change of control of the Company pursuant to the Walter Industries acquisition. Without the approval of at least 75% of the Company’s shareholders, these change of control payments could have been deemed excess parachute payments under Section 280G of the Internal Revenue Code. As of September 30, 2005, holders of 88% of our then-outstanding Class A Common Stock and Class B Common Stock, excluding those holders that potentially were entitled to receive change of control payments, had authorized the change of control payments to the affected employees.

PART II

Item 5.                        Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

There is no established public trading market for the registrant’s common equity.

Item 6.                        Selected Financial Data

The following table presents our selected historical and other consolidated financial data for each of the five fiscal years in the period ended September 30, 2005. Financial data for our U.S. Pipe segment is excluded below because U.S. Pipe was contributed after September 30, 2005. The selected historical financial data for each of the three fiscal years in the period ended September 30, 2005 was derived from our audited consolidated financial statements appearing elsewhere in this annual report. The selected historical financial data for the fiscal years 2001 and 2002 were derived from our audited consolidated financial statements not included in this annual report. Our results of operations include the results for various acquired entities from the date of acquisition. The selected historical consolidated financial data should be read in conjunction with “Item 7.—Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto included elsewhere in this annual report.

	Fiscal Years ended September 30,
	2005	2004	2003	2002	2001
		(as restated)(5)	(as restated)(5)	(as restated)(5)	(as restated)(5)
	(dollars in millions)
Income Statement Data:
Net sales	$1,148.9	$1,049.2	$922.9	$901.9	$864.7
Cost of sales	802.3	750.5	681.8	666.0	639.9
Royalty expense(1)	—	—	—	13.5	29.1
Gross profit	346.6	298.7	241.1	222.4	195.7
Selling, general and administrative(7)	172.1	184.9	148.2	139.4	138.4
Facility rationalization, restructuring and related costs(2)	1.7	0.9	1.7	2.7	27.6
Operating income	172.8	112.9	91.2	80.3	29.7
Interest expense, net of interest income(3)	(70.2)	(56.3)	(35.9)	(58.3)	(87.1)
Other income	—	—	—	—	1.7
Income (loss) before income tax expense (benefit)	102.6	56.6	55.3	22.0	(55.7)
Income tax expense (benefit)	38.6	17.9	22.7	10.0	(20.8)
Income (loss) before cumulative effect of accounting change	64.0	38.7	32.6	12.0	(34.9)
Cumulative effect of accounting changes, net of tax(6)	—	—	—	—	(9.1)
Net income (loss)	$64.0	$38.7	$32.6	$12.0	$(44.0)
Other Data:
Depreciation and amortization	$48.4	$64.3	$66.3	$62.8	$65.4
Capital expenditures	$27.2	$22.5	$20.0	$31.3	$51.0
Balance sheet data:
Working capital(4)	$481.9	$391.2	$369.1	$307.7	$263.1
Property, plant and equipment, net	$168.0	$186.8	$208.0	$231.9	$227.9
Total assets	$1,077.0	$983.8	$957.9	$934.2	$933.5
Total debt	$930.0	$932.6	$575.7	$581.0	$587.1
Total shareholders’ equity (deficit)	$(58.5)	$(128.9)	$109.9	$81.0	$89.9

(1)          In connection with the August 1999 Tyco Transaction, we acquired a non-exclusive license to use the Mueller brand name for a period of two years, with an option to purchase it in September 2001 and to use the Grinnell brand name for three years. We exercised the option and purchased the Mueller intellectual property in September 2001. Payments under such license prior to the exercise of the purchase option are reflected as royalty expense in our statement of operations. These royalty expenses were funded out of restricted cash we placed into escrow in August 1999 in connection with the August 1999 Tyco Transaction. We classify the acquired Mueller intellectual property as an indefinite-lived asset and therefore record no related amortization expense.

(2)          Facility rationalization and restructuring includes severance and exit cost charges and non-cash impairment charges due to the idling and obsolescence of certain assets related to (A) the implementation of lost foam technology at our Albertville, Alabama and Chattanooga, Tennessee facilities, (B) the closure of our Statesboro, Georgia manufacturing facility, (C) the relocation of certain manufacturing lines to other facilities, and (D) the shutdown of a Mueller segment plant in Colorado that ceased manufacturing operations.

(3)          Interest expense, net of interest income, includes the write off of deferred financing fees of $7.0 million for 2004 and $1.6 million for 2002. Interest expense and early debt repayment costs for 2004 also includes a $7.0 million prepayment associated with the redemption in November 2003 of our senior subordinated notes due 2009. Interest expense, net of interest income, also includes interest rate swap (gains)/losses of $(5.2) million, $(12.5) million, $(13.3) million, $(3.7) million, and $23.5 million for the years ended September 30, 2005, 2004, 2003, 2002, and 2001, respectively.

(4)          Working capital equals current assets less current liabilities (excluding restricted cash of zero, zero, zero, $11.6 million, and $32.8 million in each of the periods ending September 30, 2005, 2004, 2003, 2002, and 2001 and accrued royalties of zero, zero, zero, $13.5 million, and $29.1 million, in each of the periods ending September 30, 2005, 2004, 2003, 2002, and 2001. Restricted cash was set aside for the purpose of making royalty payments to Tyco under the terms of agreements that were fully expired as of September 30, 2002. We have excluded these items from the calculation of working capital in order to reflect the availability of unrestricted-use net assets).

(5)          See Note 2 to our consolidated financial statements for discussion of the restatement of total assets for fiscal 2004 and the reclassification of depreciation expense from selling, general and administrative to cost of sales for fiscal years 2004, 2003, 2002 and 2001.

(6)          Cumulative effect of accounting changes, net of tax, include $(2.7) million related to adoption of SAB 101 pertaining to revenue recognition and $(6.4) million related to accounting for interest rate swaps, with the adoption of SFAS 133.

(7)          Selling, general and administrative includes stock compensation charges of zero, $21.2 million, $0.7 million, $1.1 million and $0.5 million for the years ended September 30, 2005, 2004, 2003, 2002, and 2001, respectively.

Item 7.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our consolidated financial statements, including the notes to those statements, included elsewhere in this annual report. This discussion contains forward-looking statements which involve risks and uncertainties. Our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause those differences include, but are not limited to, those discussed below in “Risk Factors.”

Overview

We are a leading North American manufacturer of a broad range of flow control products for use in water distribution, water and wastewater treatment facilities, gas distribution systems and maintain a large installed base of products, including approximately three million fire hydrants and eight million iron gate valves in the United States. We were formed in 1999, by the DLJ Merchant Banking funds for the purpose of acquiring our business from Tyco International (U.S.) Inc. and its affiliates. On October 3, 2005, we were acquired by Walter Industries, Inc. (“Walter Industries” or “Walter”). As part of its acquisition of the Company, Walter Industries, Inc. contributed U.S. Pipe to our wholly-owned subsidiary, Mueller Group.

Our Mueller segment is a leading manufacturer of hydrants, valves and other products for use in water and gas distribution systems; and our Anvil segment is a leading manufacturer of fittings, pipe hangers and other products for use in Anvil applications. Our fiscal year ends September 30. The following discussion excludes U.S. Pipe because information is presented for the three fiscal years ended September 30, 2005, prior to the Walter Industries transaction and the related contribution of U.S. Pipe to us.

Our products are sold to a wide variety of end-users, including municipalities, publicly and privately owned water and wastewater utilities, gas utilities and construction contractors. We believe that our sales are substantially driven by water infrastructure replacement, repair and upgrades, spending on new water infrastructure (which is driven by spending on new residential construction) and non-residential construction. Even though our products are generally sold through distributors to contractors, for most of our Mueller products, it is the end-user who either chooses the brand to be used or specifies the qualities that the required product must have, including approvals from industry standard-setting bodies. We believe that, because of our reputation for quality and our large installed base of products, our products are specified more often than those made by our competitors, which provides us with a competitive advantage and helps ensure that our market share will remain strong.

Since 1999, we have undertaken various cost saving initiatives, including a facility consolidation program and various capital investments in new manufacturing processes. We have recently completed a capital improvement plan under which we implemented new low cost manufacturing technologies, including our lost foam casting process and consolidated certain manufacturing facilities. This has improved the efficiency of our manufacturing processes and the quality of many of our products.

Our Mueller segment has benefited from the relatively stable residential construction market in the United States in recent years, as well as new product introductions and, to a lesser extent, acquisitions, partially offset by a slow down in state and local government spending to upgrade, repair and replace water and waste water distribution infrastructure due to budgetary constraints resulting from recent adverse economic conditions. In 2005, our Mueller segment experienced strong sales growth driven in part by increased spending by municipalities on water infrastructure replacement, repair and upgrades as a result of a general economic recovery and, beginning in the second fiscal quarter of 2004, price increases across all Mueller product lines.

Overall demand for our Anvil products is primarily driven by non-residential construction in the United States and Canada. Our Anvil segment competes in the market for piping component products which are principally used in mechanical applications, such as HVAC systems, and fire protection applications, such as sprinkler systems. We estimate that approximately 70% of our Anvil products are used in mechanical applications and the remainder in fire protection systems. Our domestically produced Anvil products have been adversely impacted by increased foreign competition with respect to fire protection products. These products compete primarily on price and are sold at lower prices by foreign manufacturers. Although imported products have been accepted in certain applications, many municipalities, end-users, and contractors require the use of domestically manufactured products in their projects. For example, Pennsylvania requires that all state-funded projects use domestically manufactured steel products. In January 2004, we acquired the business and assets of the construction division of Star

Pipe, Inc. (see Note 4 to our consolidated financial statements), an importer of threaded and grooved fittings produced in China and India. Our acquisition of Star has allowed us to become a significant participant in the market for lower cost, foreign-produced fire-protection products and grow our overall Anvil products market share. In 2005, our Anvil segment benefited from improvements in economic conditions that have had a positive impact on non-residential construction and from price increases that we began implementing in our second fiscal quarter of 2004. Finally, our Anvil product sales have benefited from acquisitions in recent years.

Other developments, trends and factors that may impact future results include:

•       Price increases are planned for Mueller and U.S. Pipe iron and brass products effective February 2006.

Items relevant to the October 3, 2005 acquisition of the Company and the contribution of U.S. Pipe to the Company include the following:

•       The Company was acquired by Walter Industries, Inc. (“Walter”) on October 3, 2005. In conjunction with the acquisition, U.S. Pipe was contributed to the Company’s wholly-owned subsidiary, Mueller Group, by Walter. The future results of U.S. Pipe’s operations will be consolidated with the Company’s results from the date of its contribution to us. U.S. Pipe had net sales of $537.2 million and $431.9 million for the fiscal years ended December 31, 2004 and 2003, respectively. U.S. Pipe’s net sales were $425.5 million for the nine months ended September 30, 2005. U.S. Pipe had total assets of $504.7 million and $473.4 million at September 30, 2005 and December 31, 2004, respectively.

•       In the period subsequent to September 30, 2005 and simultaneously with Walter acquiring the Company on October 3, 2005, the Company entered into the 2005 Mueller Credit Agreement. Proceeds of the 2005 Mueller Credit Agreement were approximately $1,053.4 million, net of approximately $21.6 million of underwriting fees and expenses which will be amortized over the life of the loans. The proceeds were used to refinance the 2004 Mueller Credit Facility, defease and redeem our Second Priority Senior Secured Floating Rate Notes, and finance the acquisition of the Company by Walter. During the period subsequent to September 30, 2005, and prior to Walter acquiring the Company on October 3, 2005, the Company wrote off $18.4 million of deferred financing fees related to the 2004 Mueller Credit Facility

•       On October 3, 2005, Mueller Group delivered a notice of redemption with respect to all of the Second Priority Senior Secured Floating Rate Notes (“secured notes”), providing for the redemption of all such secured notes on November 2, 2005. In addition, Mueller Group delivered to Law Debenture Trust Company of New York, the trustee for the secured notes, $104.1 million in trust equal to the principal, premium and interest accruing to the redemption date. During the period subsequent to September 30, 2005 and prior to Walter acquiring the Company on October 3, 2005, Mueller Group wrote off $2.4 million of deferred financing fees related to the secured notes.

•       In the period subsequent to September 30, 2005 and prior to Walter acquiring the Company on October 3, 2005, the Company expensed transaction fees of approximately $20.1 million and transaction bonuses of $10.0 million. These fees were contingent upon completion of the sale of the Company to Walter. Non-contingent fees and expenses of approximately $3.1 million were expensed during the fiscal year ended September 30, 2005.

•       On October 21, 2005, Walter announced its plan to initiate an initial public offering of equity securities and subsequent spin-off of the Company.

•       Effective October 3, 2005, the Company expects to record purchase accounting adjustments to inventory, property, plant and equipment, intangible assets, goodwill and debt. The adjustment to increase inventory  will be approximately $70.2 million, which will be charged to cost of goods sold based on inventory turnover. The adjustment to increase property, plant and equipment will be approximately $47.6 million. The adjustment to increase intangible assets will be approximately $800.1 million, representing trademarks, technology and customer relationships. Goodwill will be increased by approximately $654.5 million. Debt will be increased by approximately $18.9 million for an increase in fair market value. These adjustments are expected to result in increased cost of goods sold expense of approximately $58.4 million and $11.8 million for the quarters ended December 31, 2005 and March 31, 2006, respectively. Quarterly amortization expense of definite-lived intangible assets is expected to increase by approximately $6.0 million and quarterly, interest expense is expected to increase by $5.0 million due to new debt and fair value adjustment applicable to old debt. In addition, the Company will record an expense of $2.5 million in the quarter ended December 31, 2005 related to certain other financing costs.

•       On October 26, 2005, Walter announced plans to close the U.S. Pipe Chattanooga, Tennessee plant and to transfer the valve and hydrant production of that plant to Mueller’s Chattanooga and Albertville, Alabama plants during our 2006 fiscal year. The eventual closure of the U.S. Pipe Chattanooga plant will occur sometime in 2006. The costs associated with the closure that are expected to be recorded in quarter ended December 31, 2005 are estimated at $37.8 million consisting of the write-off of impaired assets, severance and environmental costs, of which $21.9 million are non-cash.

•       As of September 30, 2005, scrap metal costs for our U.S. Pipe segment declined 25% from their peak in 2004. Recently scrap costs have increased and are expected to remain elevated at least through December 2005.

Forward-Looking Statements

This report contains certain statements that may be deemed “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934. All statements, other than statements of historical fact, that address activities, events or developments that we or our management intends, expects, projects, believes or anticipates will or may occur in the future are forward-looking statements. Such statements are based upon certain assumptions and assessments made by our management in light of their experience and their perception of historical trends, current conditions, expected future developments and other factors they believe to be appropriate. The forward-looking statements included in this report are also subject to a number of material risks and uncertainties, including but not limited to economic, competitive, governmental and technological factors affecting our operations, markets, products, services and prices. Such forward-looking statements are not guarantees of future performance, and actual results, developments and business decisions may differ from those envisaged by such forward-looking statements.

Restatements

In the course of finalizing the 2005 financial statements, the Company determined that certain items included in the consolidated financial statements were incorrect in annual and interim periods. As a result of these findings, the Company has restated its financial statements in this annual report on Form 10-K. See Note 2 to the Consolidated Financial Statements. The restatement had no impact on the Company’s consolidated net income or the consolidated statement of stockholders’ deficit for any of the prior periods presented.

Results of Operations

Fiscal Year Ended September 30, 2005 As Compared to the Fiscal Year Ended September 30, 2004

	Fiscal Years ended
	2005		2004 (Restated)		2005 vs. 2004
		Percentage of net sales(1)		Percentage of net sales(1)	Increase/ (decrease)	Percentage increase/ (decrease)
	(dollars in millions)
Net sales
Mueller	$663.9	57.8%	$618.2	58.9%	$45.7	7.4%
Anvil	485.0	42.2	431.0	41.1	54.0	12.5
Consolidated	$1,148.9	100.0	$1,049.2	100.0	$99.7	9.5
Gross profit
Mueller	$230.6	34.7	$203.0	32.8	$27.6	13.6
Anvil	122.9	25.3	102.8	23.9	20.1	19.6
Depreciation expense not allocated to segments	(6.9)	(0.6)	(7.1)	(0.7)	0.2	2.8
Consolidated	$346.6	30.2	$298.7	28.5	$47.9	16.0
Selling, general and administrative
Mueller	$60.9	9.2	$60.6	9.8	$0.3	0.5
Anvil	77.9	16.1	75.0	17.4	2.9	3.9
Corporate	33.3	2.9	49.3	4.7	(16.0)	(32.5)
Consolidated	$172.1	15.0	$184.9	17.6	$(12.8)	(6.9)
Facility rationalization, restructuring and related costs
Mueller	$1.7	0.3	$—	—	$1.7	N/A
Anvil	—	—	0.9	0.2	(0.9)	N/A
Consolidated	$1.7	0.1	$0.9	0.1	$0.8	88.9
Operating income
Mueller	$168.0	25.3	$142.4	23.0	$25.6	18.0
Anvil	45.0	9.3	26.9	6.2	18.1	67.3
Corporate	(40.2)	(3.5)	(56.4)	(5.4)	16.2	(28.7)
Consolidated	$172.8	15.0	$112.9	10.8	$59.9	53.1
Interest expense, net of interest income	$(70.2)	(6.1)	$(56.3)	(5.4)	$(13.9)	24.7
Income before income tax expense	102.6	8.9	56.6	5.4	46.0	81.3
Income tax expense	38.6	3.4	17.9	1.7	20.7	115.6
Net income	$64.0	5.6	$38.7	3.7	$25.3	65.4

(1)          Percentages are by segment, if applicable.

Net Sales.   Consolidated net sales for the fiscal year ended September 30, 2005 were $1,148.9 million, an increase of $99.7 million, or 9.5%, from $1,049.2 million in 2004.

Mueller net sales for the fiscal year ended September 30, 2005 were $663.9 million, an increase of $45.7 million, or 7.4% from $618.2 million in 2004. This increase was driven primarily by price increases combined with the continued strong performance of the residential construction market. The company implemented price increases in February and May of 2004, and January 2005.

Anvil net sales for the fiscal year ended September 30, 2005 were $485.0 million, an increase of $54.0 million, or 12.5%, from $431.0 million in 2004. The 2004 Star acquisition contributed a $13.5 million increase in 2005 sales compared to 2004. The strength of the Canadian dollar contributed another $9.1 million of additional sales, while the balance of the increase was driven primarily by price increases.

Gross Profit.   Consolidated gross profit for the fiscal year ended September 30, 2005 was $346.6 million, an increase of $47.9 million, or 16.0%, from $298.7 million in 2004. Gross margin increased to 30.2% in 2005, compared to 28.5% in 2004, which includes certain depreciation expense not allocated to segments.

Mueller gross profit for the fiscal year ended September 30, 2005 was $230.6 million, an increase of $27.6 million, or 13.6%, from $203.0 million in 2004. Gross margin increased to 34.7% in 2005 compared to 32.8% in 2004. The increase in gross profit was primarily driven by price increases and the continued strong performance of the residential construction market. Partially offsetting the higher prices were higher raw material costs (most notably brass ingot and scrap steel) due to worldwide supply and demand issues. We cannot provide assurances that any future increases in raw material costs can be passed to our customers.

Anvil gross profit for the fiscal year ended September 30, 2005 was $122.9 million, an increase of $20.1 million, or 19.6% from $102.8 million in 2004. Gross margin increased to 25.3% in 2005 compared to 23.9% in 2004. The Star acquisition contributed an increase of $1.4 million, while the remaining increase was primarily driven by price increases implemented during fiscal year 2004. These increases were partially offset by increased raw material and other production costs.

Selling, General & Administrative.   Consolidated SG&A for the fiscal year ended September 30, 2005 was $172.1 million, a decrease  of $12.8 million, from $184.9 million in 2004. As a percentage of net sales, SG&A improved to 15.0% in 2005 compared to 17.6% in 2004.

Mueller SG&A for the fiscal year ended September 30, 2005 was $60.9 million, compared to $60.6 million for the fiscal year ended September 30, 2004. As a percentage of net sales, SG&A improved to 9.2% in 2005 compared to 9.8% in 2004, as a result of increased sales, partially offset by higher sales commission and other compensation costs, including incentive compensation.

Anvil SG&A for the fiscal year ended September 30, 2005 was $77.9 million, an increase of $2.9 million, or 3.9%, from $75.0 million in 2004. As a percentage of net sales, SG&A improved to 16.1% in 2005 compared to 17.4% in 2004. This improvement was a result of increased sales, a reduction in bad debt expense, and a favorable impact due to the strength of the Canadian dollar.. These improvements were partially offset by higher compensation expenses and increased supply chain management costs associated with greater sales of import products.

Corporate expenses for the fiscal year ended September 30, 2005 were $33.3 million compared to $49.3 million in 2004, a decrease of $16.0 million. The decrease was primarily due to a $13.8 million reduction in amortization expense for 2005 as compared to 2004 as a result of an intangible asset becoming fully amortized during the fourth quarter of 2004 and a $21.2 million reduction in corporate stock compensation charges for 2005 as compared to 2004 primarily related to charges for employee optionholders made in connection with the recapitalization of the Company during the third quarter of

2004. All options were cancelled at that time.:These items were partially offset in 2005 by: legal and audit fees of $3.0 million related to an internal investigation, professional fees of $1.2 million related to exploring strategic alternative for the Company, consulting fees of $3.1 million related to efforts to become compliant with public company reporting and Sarbanes-Oxley internal control requirements, $1.4 million related to compensation payments to current employees and directors to offset additional taxes owed by them as a result of the Company’s revaluation of stock compensation paid to them in 2004, $3.5 million of professional fees related to efforts to sell the Company, increased board of director fees of $0.2 million, increased incentive compensation costs of $2.1 million, increased legal, audit, tax, internal audit and other consulting fees of $1.9 million associated with being an SEC registrant for all of 2005 as compared to the last quarter of 2004, and increased salary, benefit, recruiting and relocation costs of $0.9 million associated with additional accounting and legal staffing. Corporate expenses consist primarily of corporate staff, benefits, legal and facility costs.

Facility Rationalization, Restructuring and Related Costs.   The Company incurred $1.7 million of restructuring costs for the fiscal year ended September 30, 2005, related primarily to severance payments and to the termination of operating leases for the building and machinery at a Mueller plant in Colorado that ceased manufacturing and began outsourcing a product line in February 2005.

The Company also incurred $0.9 million of facility rationalization costs for the fiscal year ended September 30, 2004, related primarily to future lease obligations at a closed Anvil facility in New Jersey and environmental issues at a closed Anvil plant in Georgia.

Interest Expense, Net of Interest Income.   Interest expense, net of interest income, for the fiscal year ended September 30, 2005 was $70.2 million, or a $13.9 million increase from $56.3 million for the fiscal year ended September 30, 2004. Interest expense, net of interest income, for the fiscal year ended September 30, 2005 includes $21.9 million of additional interest expense and amortization of deferred financing fees on $406.9 million of net additional debt resulting from the Company’s recapitalization in April 2004. In the fiscal year ended September 30, 2004, interest expense included a $6.6 million write-off of term debt deferred financing fees related to the April 2004 recapitalization, and a $7.0 million early redemption penalty and a write-off of $0.4 million in deferred financing fees related to the early redemption of $50.0 million of senior subordinated debt in November 2003. Also, gains recorded in 2005 on interest rate swaps decreased $7.3 million compared to 2004 due to the expiration of swap agreements that were not renewed, and interest income increased $1.3 million compared to 2004 due to a higher average cash balance during 2005.

Income Tax Expense.   Income tax expense for the fiscal year ended September 30, 2005 was $38.6 million as compared to $17.9 million in 2004. The effective tax rates for fiscal years 2005 and 2004 were 37.6% and 31.6%, respectively. The 2005 rate included the benefit recorded from U.S. export and manufacturing incentives. Also, the 2004 rate included tax expense related to adjustments to permanent items that were not present in 2005. In 2005, the Company made a net downward adjustment of its tax accruals of approximately $0.3 million due to the expiration of statutes of limitation. Discrete 2004 events included the conclusion of the federal and certain state tax examinations and the expiration of certain state statutes of limitation which allowed the Company to adjust tax accruals downward by approximately $6.4 million. Partially offsetting these items in the third quarter of 2004 were $2.3 million of charges related to the deduction of Foreign Tax Credits and the effects of other items, including changes in the effective rate on prior period deferred tax balances.

Fiscal Year Ended September 30, 2004 As Compared to Fiscal Year Ended September 30, 2003

	Fiscal Years ended September 30,
	2004 (Restated)		2003 (Restated)		2004 vs. 2003
		Percentage of net sales(1)		Percentage of net sales(1)	Increase/ (decrease)	Percentage increase/ (decrease)
	(dollars in millions)
Net sales
Mueller.	$618.2	58.9%	$536.1	58.1%	$82.1	15.3%
Anvil	431.0	41.1	386.8	41.9	44.2	11.4
Consolidated	$1,049.2	100.0	$922.9	100.0	$126.3	13.7
Gross profit
Mueller	$203.0	32.8	$164.5	30.7	$38.5	23.4
Anvil	102.8	23.9	83.9	21.7	18.9	22.5
Depreciation expense not allocated to segments	(7.1)	(0.7)	(7.3)	(0.8)	0.2	2.7
Consolidated	$298.7	28.5	$241.1	26.1	$57.6	23.9
Selling, general and administrative
Mueller	$60.6	9.8	$49.7	9.3	$10.9	21.9
Anvil	75.0	17.4	69.4	17.9	5.6	8.1
Corporate	49.3	4.7	29.1	3.2	20.2	69.4
Consolidated	$184.9	17.6	$148.2	16.1	$36.7	24.8
Facility rationalization, restructuring and related costs
Mueller	$—	—	$0.9	0.2	$(0.9)	N/A
Anvil	0.9	0.2	0.8	0.2	0.1	12.5
Consolidated	$0.9	$0.1	$1.7	0.2	$(0.8)	47.1
Operating income
Mueller	$142.4	23.0	$113.9	21.2	$28.5	25.0
Anvil	26.9	6.2	13.7	3.5	13.2	96.4
Corporate	(56.4)	(5.4)	(36.4)	(3.9)	(20.0)	54.9
Consolidated	$112.9	10.8	$91.2	9.9	$21.7	23.8
Interest expense, net of interest income	$(56.3)	(5.4)	$(35.9)	(3.9)	$(20.4)	56.8
Income before income tax expense	56.6	5.4	55.3	6.0	1.3	2.4
Income tax expense	17.9	1.7	22.7	2.5	(4.8)	(21.1)
Net income	$38.7	3.7	$32.6	3.5	$6.1	18.7

(1)          Percentages are by segment, if applicable.

Net Sales.   Consolidated net sales for the fiscal year ended September 30, 2004 were $1,049.2 million, an increase of $126.3 million, or 13.7%, from $922.9 million in 2003.

Mueller net sales for the fiscal year ended September 30, 2004 were $618.2 million, an increase of $82.1 million, or 15.3% from $536.1 million in 2003. The increase in net sales was primarily driven by volume and pricing growth, particularly in iron fire hydrants, water valve and brass water products. Volume growth was driven by the continued strength in the residential construction market, favorable weather conditions in the spring of 2004 and improved general economic conditions. The company implemented price increases in February and May of 2004. The 2003 Milliken Valve acquisition contributed $3.6 million to the 2004 increase in net sales.

Anvil net sales for the fiscal year ended September 30, 2004 were $431.0 million, an increase of $44.2 million, or 11.4%, from $386.8 million in 2003. The 2004 Star acquisition accounted for $17.0 million of the 2004 increase in sales. The United States non-residential construction market experienced increased activity which has led to increased sales volume, partially offset by the softening of power plant construction. In addition, sales price increases contributed significantly to the revenue growth.

Gross Profit.   Consolidated gross profit for the fiscal year ended September 30, 2004 was $298.7 million, an increase of $57.6 million, or 23.9%, from $241.1 million in 2003. Gross margin increased to 28.5% in 2004 compared to 26.1% in 2003, which includes certain depreciation expense not allocated to segments.

Mueller gross profit for the fiscal year ended September 30, 2004 was $203.0 million, an increase of $38.5 million, or 23.4%, from $164.5 million in 2003. Gross margin increased from to 32.8% in 2004 from 30.7% in 2003. The increase in gross profit was primarily driven by increased selling prices and volumes on iron fire hydrants, water valves and brass water products and a favorable product mix. Also, the 2003 Milliken Valve acquisition contributed an additional $1.2 million in 2004 and focused efforts to reduce spending and the strength of the Canadian dollar relative to the United States dollar further added to the increase in gross profits. These improvements were partially offset by increased raw material costs.

Anvil gross profit for the fiscal year ended September 30, 2004 was $102.8 million, an increase of $18.9 million, or 22.5% from $83.9 million in 2003. Gross margin increased to 23.9% in 2004 compared to 21.7% in 2003. The 2004 Star acquisition contributed $2.7 million of gross margin in 2004. The remaining increase was primarily driven by price increases implemented during fiscal year 2004 and the strength of the Canadian dollar relative to the United States dollar. This was partially offset by increased raw material costs.

Selling, General & Administrative.   Consolidated SG&A for the fiscal year ended September 30, 2004 was $184.9 million, an increase of $36.7 million, from $148.2 million in 2003. As a percentage of net sales, SG&A increased to 17.6% in 2004 compared to 16.1% in 2003.

Mueller SG&A for the fiscal year ended September 30, 2004 was $60.6 million, compared to $49.7 million for the fiscal year ended September 30, 2003. As a percentage of net sales, SG&A was 9.8% in 2004 compared to 9.3% in 2003. This increase in SG&A expense as a percentage of net sales was driven in part by the 2003 Milliken Valve acquisition, which incurred $0.7 million of expenses. 2004 SG&A expenses increased $1.9 million for amortization expense related to intangibles acquired in 2003 and 2004. SG&A expenses in 2004 increased due to costs incurred as a result of higher sales which lead to higher sales commission and other compensation costs, including incentive compensation. Other increases in expense were caused by the addition of sales personnel and a new local sales office, increased provisions for doubtful accounts, increased product redesign costs, and higher year-over-year group medical costs due to an increase in claims activity.

Anvil SG&A for the fiscal year ended September 30, 2004 was $75.0 million, an increase of $5.6 million, or 8.1%, from $69.4 million in 2003. As a percentage of net sales, SG&A decreased to 17.4% compared to 17.9% in 2003. The 2004 Star acquisition added $4.0 million to 2004 expense. The remaining increase was driven by increased compensation expense and sales and warehousing costs associated with increased sales volume. These increases were partially offset by continued cost reductions related to our United States distribution network.

Corporate expenses for the fiscal year ended September 30, 2004 were $49.3 million compared to $29.1 million in 2003. Stock compensation charges for the fiscal year ended September 30, 2004 were $21.2 million, an increase of $20.5 million from 2003. This was due to a $20.9 million charge ($12.6 million cash and $8.3 million non-cash) for the vesting and cancellation of options held by employees and shares previously purchased with loans pursuant to the Direct Investment Program that were settled in connection with the April 2004 recapitalization. Other significant changes included a $1.6 million increase in incentive compensation in 2004, a $1.0 million increase in advisory fees paid to DLJ in 2004, and  $1.5 million of professional service fees and expenses related to the 2004 recapitalization, partially offset by a $2.4 million decrease as a result of fees that were incurred in 2003 related to potential acquisition and dispositions that were not completed and a $2.2 million reduction in amortization expense for 2004 as compared to 2003 as a result of an intangible asset becoming fully amortized during the fourth quarter of 2004.

Facility Rationalization, Restructuring and Related Costs.   Mueller facility rationalization costs decreased $0.9 million in 2004 compared to 2003, reflecting lower asset impairment charges. Anvil facility rationalization costs increased $0.1 million in 2004 compared to 2003, reflecting higher facility consolidation and cost reduction activity.

Interest Expense, Net of Interest Income.   Interest expense, net of interest income, for the fiscal year ended September 30, 2004 was $56.3 million, compared to $35.9 million for 2003. This increase reflects early repayment costs, the write-off of deferred financing fees and additional debt resulting from the completion of a recapitalization of all outstanding debt. Specifically, in November 2003, $50.0 million of senior subordinated notes due 2009 were redeemed. As a result, interest expense for the fiscal year ending September 30, 2004 increased relative to the prior year due to a $7.0 million prepayment premium and a $0.4 million write-off of deferred financing fees, partially offset by a $6.2 million reduction in interest expense as a result of such redemption. Second, in April 2004, we refinanced our term debt and issued $415 million of new notes. This resulted in an additional write-off of term debt deferred financing fees of $6.6 million, $16.8 million of interest expense on the new notes and $1.0 million of increased amortization on a larger balance of deferred financing fees. Interest expense also increased $0.8 million due to a decrease in interest rate swap gains. These increases were partly offset by a $6.0 million decrease in term debt interest expense due to lower interest rates.

Income Tax Expense.   Income tax expense for the fiscal year ended September 30, 2004 was $17.9 million compared to $22.7 million in 2003. The effective tax rates, for fiscal 2004 and 2003 were 31.6% and 41.0% respectively. However, 2004 events including the conclusion of the federal tax examination, the conclusion of certain state tax examinations and expiration of certain state statutes of limitation allowed the Company to adjust tax accruals by approximately $6.4 million. The additional financing related to the Company’s April 2004 recapitalization was expected to inhibit the Company’s ability to realize deferred tax assets related to Foreign Tax Credits. Accordingly, the Company took a $1.8 million write-off against these deferred tax assets.

Financial Condition

Cash and cash equivalents increased from $60.5 million at September 30, 2004 to $112.8 million at September 30, 2005, reflecting $73.8 million in cash flows provided by operations, $1.5 million in cash flows provided by financing activities, and a $2.0 million effect of foreign currency exchange rate changes on cash (primarily due to increased strength of the Canadian dollar versus the U.S. dollar), offset by $25.0 million of cash flows used in investing activities. See additional discussion in the Historical Cash Flows section that follows.

Net receivables, consisting principally of trade receivables, were $177.4 million at September 30, 2005, an increase of $15.4 million from September 30, 2004. The increase was attributable to higher sales at both the Mueller and Anvil segments.

Inventories were $303.0 million at September 30, 2005, an increase of $42.8 million from September 30, 2004. Mueller inventories increased $25.5 million during 2005. Significant contributing factors to the increase include higher raw material costs of approximately $6.5 million, as well as a planned $5.0 million current year increase over unusually low prior year levels to better service current demand. Other contributing factors include $1.1 million of increased on-hand quantities of raw material due to larger volume purchases to achieve lower prices, $2.7 million of inventory costs associated with a large, highly-engineered project scheduled to ship in the first quarter of 2006, $2.2 million for a large order of butterfly valves scheduled to ship in the first quarter of 2006, and $1.5 million due to higher foreign currency rates used to translate Canadian-dollar valued inventory balances at September 30, 2005 compared to September 30, 2004. Anvil inventories increased $17.3 million in 2005. Of this increase,

$12.8 million is related to ongoing efforts to make available a full line of foreign-sourced products to our North American customers. Another $3 million is related to the start up of European export efforts.

Property, plant and equipment was $168.0 million at September 30, 2005, a decrease of $18.8 million from September 30, 2004, primarily due to depreciation expense ($43.5 million), partially offset by additions ($27.2 million).

Deferred financing fees, net, were $29.0 million at September 30, 2005, a decrease of $4.8 million from September 30, 2004. This was due to normal amortization of deferred financing fees associated with the Company’s various long-term debt instruments.

Non-current deferred income tax assets were $10.9 million at September 30, 2005, an increase of $4.4 million from September 30, 2004, primarily related to changes in pensions and fixed assets.

Accrued expenses were $103.0 million at September 30, 2005, an increase of $17.5 million compared to September 30, 2004. The increase was primarily due to the accruals for employee-related incentive costs and federal and state income taxes.

Long-term debt was $926.2 million at September 30, 2005, an decrease of $3.2 million compared to September 30, 2004. This increase was primarily due to payments on the Company’s 2004 Mueller Credit Facility.

Accrued pension liability increased $8.5 million to $37.7 million at September 30, 2005. This is primarily the net result of the use of a lower discount rate and an updated mortality assumption as of September 30, 2005, partially offset by better than assumed investment performance during the year ending Septebmer 30, 2005.

Other long-term liabilities were $7.8 million at September 30, 2004, comprised of a $4.7 million liability related to interest rate swaps, and a $3.1 million tax liability. The interest rate swap position was a $0.5 million asset, reported in other long-term assets at September 30, 2005, and the tax liability decreased to $1.5 million as of September 30, 2005.

Liquidity and Capital Resources

Our principal sources of liquidity have been and are expected to be cash flow from operations and borrowings under the 2004 Mueller Credit Facility, or as of October 3, 2005, the 2005 Mueller Credit Agreement. Our principal uses of cash will be debt service requirements as described below, capital expenditures, working capital requirements, dividends to our parent company and possible acquisitions.

Debt Service

As of September 30, 2005, we had: (a) total consolidated indebtedness of approximately $930.0 million; and (b) approximately $57.6 million of borrowings available under the revolver portion of the 2004 Mueller Credit Facility, subject to customary conditions. As of September 30, 2005, we had $22.4 million in letters of credit under the 2004 Mueller Credit Facility, which reduces availability for borrowings thereunder. The significant debt service obligations under the credit facility and indentures could have material consequences to our security holders. See “Item 1.—Business—Risk Factors.” Our key financial covenants are dependent on attaining certain levels of EBITDA, as defined in the respective debt arrangements. The most restrictive covenant in effect at September 30, 2005 related to a leverage ratio, as defined in the 2004 Mueller Credit Facility, which required approximately $150.0 million of EBITDA over the trailing twelve months, based on net debt outstanding at September 30, 2005. We were in compliance with this covenant at September 30, 2005.

2005 Mueller Credit Agreement.   On October 3, 2005, the Company entered into a credit agreement (the “2005 Mueller Credit Agreement”) consisting of a $145 million senior secured revolving credit facility maturing in October 2010 (the “2005 Mueller Revolving Credit Facility”) and a $1,050 million senior secured term loan maturing in October 2012 (the “2005 Mueller Term Loan”). The 2005 Mueller Credit Agreement is a secured obligation of the Company and substantially all of its wholly-owned domestic subsidiaries, including U.S. Pipe. The 2005 Mueller Term Loan requires quarterly principal payments of $2.6 million through October 3, 2012, at which point in time the remaining principal outstanding is due. The commitment fee on the unused portion of the 2005 Mueller Revolving Credit Facility is 0.50% and the interest rate is a floating rate 2.5% over LIBOR. The 2005 Mueller Term Loan carries a floating interest rate of 2.25% over LIBOR.

Proceeds of the 2005 Mueller Credit Agreement were approximately $1,053.4 million, net of approximately $21.6 million of underwriting fees and expenses which will be amortized over the life of the loans. The proceeds were used to retire the 2004 Mueller Credit Facility of $512.8 million, the Secured Notes of $100.0 million, and finance the acquisition of the Company by Walter. The Company wrote off $18.4 million of deferred financing fees related to the 2004 Mueller Credit Facility.

The 2005 Mueller Credit Agreement contains customary events of default and covenants, including covenants that restrict the ability of Mueller Group and certain of its subsidiaries to incur certain additional indebtedness, create or permit liens on assets, engage in mergers or consolidations, and certain restrictive financial covenants. So long as no default has occurred, the Company is permitted to make cash dividends to Mueller Water Products of up to $7.5 million in any fiscal year, or $15 million in aggregate over the life of the Credit Agreement and to distribute funds to make regularly scheduled payments when due of interest and principal on Mueller Water Products’ notes. If an event of default under the agreement shall occur and be continuing, the commitments under the related credit agreement may be terminated and the principal amount, together with all accrued unpaid interest and other amounts owed thereunder may be declared immediately due and payable.

Recapitalization:   On April 23, 2004, the Company sold its Second Priority Senior Secured Floating Rate Notes due 2011 and 10% Senior Subordinated Notes due 2012 (collectively referred to as the “Prior Notes”) generating net proceeds of approximately $402.3 million. Concurrently with those offerings, the Company amended and restated its credit facility and borrowed $545.0 million of new term loans thereunder (“2004 Mueller Credit Facility”). The Company used the net proceeds from those offerings and the credit facility borrowings to repay all existing loans under its old credit facility together with accrued interest and a 1.0% prepayment premium thereon and paid a dividend to us, which we used to (1) redeem our preferred stock (liquidation value $105.5 million at April 23, 2004) together with a 1.0% premium (approximately $1.0 million), (2) pay a dividend to our common stockholders of approximately $1.43 per share, or approximately $293.4 million in the aggregate and (3) make a payment to our employee optionholders of the excess of the per share dividend to our common stockholders over the exercise price of their options, or approximately $5.4 million in the aggregate. The Company retained approximately $10.0 million as cash to be used for general corporate purposes.

On April 29, 2004, Mueller Water issued 14 3/4% senior discount notes, with detachable warrants to purchase Mueller Water’s common stock. The proceeds of the offering were approximately $106.0 million, after deduction of the initial purchasers’ discounts and commissions and other expenses of the offering. We used the proceeds to (1) pay an additional dividend to our common stockholders of approximately $0.48 per share, or approximately $99.8 million in the aggregate. (2) make a payment to our employee optionholders who held options with an exercise price of $1.00 or $1.19 per share of $0.48 per share, and (3) a payment to our employee optionholders who held options with an exercise price of $1.50 per share of $0.41 per share, or approximately $7.1 million in the aggregate.

In connection with the Recapitalization, the Company modified certain stock awards to accelerate vesting, allowed net cash settlement of options and issued shares to optionholders with a fair value of $0.43 per share upon completion of the Recapitalization. These Actions changed the accounting treatment of these stock awards from fixed to variable accounting. As a result, the Company recognized stock compensation expense of $18.9 million in the third quarter of 2004.

2004 Mueller Credit Facility.   On April 23, 2004, the Company entered into a senior credit facility (the
“2004 Mueller Credit Facility”) that included an amortizing term loan maturing April 23, 2011 in the initial aggregate principal amount of $545.0 million ($32.2 million of which has since been repaid) and an $80.0 million revolving credit facility terminating on April 23, 2009. The revolving credit facility and/or the term loan facility were subject to a potential, although never committed, increase of up to an aggregate of $50.0 million at our request at any time prior to maturity. In addition, although not committed, a sub-facility could have been made available to one or more of our restricted foreign subsidiaries in an aggregate principal amount of up to $30.0 million or the foreign currency equivalent thereof if one or more lending financial institutions agreed to provide them.

Borrowings under the 2004 Mueller Credit Facility bore interest based on a margin over, at our option, the base rate or the reserve-adjusted London-interbank offered rate, or LIBOR. The applicable margin was 2.75% over LIBOR and 1.50% over the base rate for term loans. The applicable margin under the revolving senior credit facility was a range of 2.25% to 3.25% over LIBOR and a range of 1.00% to 2.00% over the base rate, depending on our ratio of consolidated debt to EBITDA as defined in the 2004 Mueller Credit Facility. At September 30, 2005 the applicable margin on the revolving senior credit facility was 2.75% over LIBOR and 1.50% over the base rate. Our obligations under the 2004 Mueller Credit Facility were guaranteed by our parent company and all our existing and future domestic restricted subsidiaries and were secured by substantially all of the assets of our company and the subsidiary guarantors, including a pledge of the capital stock of all our existing and future domestic subsidiaries, a pledge of no more than 65.0% of the voting stock of any foreign subsidiary, a pledge of all intercompany indebtedness in favor of our company and our domestic restricted subsidiaries, and a pledge of our company’s capital stock by our parent company. The 2004 Mueller Credit Facility contained customary covenants, including covenants that limited our ability to incur debt and liens, pay dividends and make investments and capital expenditures, and events of default. The Company was permitted to make payments of up to $2.0 million in any fiscal year to Mueller Water Products to pay overhead expenses of Mueller Water Products. These restrictions expired October 3, 2005 in connection with the acquisition by Walter.

Secured Notes.   On April 23, 2004, we issued $100 million principal amount of second priority senior secured floating rate notes that would have matured in 2011 and that were guaranteed by each of our existing domestic restricted subsidiaries and secured by second priority liens on the assets securing the 2004 Mueller Credit Facility (other than certain subsidiary stock). Interest on the secured notes was payable quarterly in cash at a rate equal to three-month LIBOR plus 4.75%.

On October 3, 2005, we delivered a notice of redemption with respect to all of the secured notes, providing for the redemption of all such secured notes on November 2, 2005. In addition, we delivered to Law Debenture Trust Company of New York, the trustee for the secured notes, $104.1 million in trust equal to the principal, premium and interest accruing to the redemption date. Also, the Company wrote off $2.4 million of deferred financing fees related to the secured notes. As a result of having called the secured notes for redemption and having made the payment into trust, as well as having satisfied certain other procedural requirements, we satisfied and discharged our obligations with respect to the secured notes and the related indenture. These notes were redeemed for $100 million plus $2.1 million of accrued interest and $2 million in other costs in accordance with a call provision within the indenture for the secured notes.

Subordinated Notes.   On April 23, 2004, we also issued $315 million principal amount of 10% senior subordinated notes that will mature in 2012 and that are guaranteed by each of our existing domestic restricted subsidiaries. Interest on the subordinated notes is payable semi-annually in cash. The subordinated notes contain customary covenants and events of default, including covenants that limit our ability to incur debt, pay dividends and make investments. Generally, the notes only permit us to pay dividends if there is no default or event of default and our fixed charge coverage ratio (as defined) is at least 2.5 to 1, and the maximum amount we may pay cannot exceed 50% of our cumulative net income (as defined) since January 1, 2004, subject to specified exceptions. The Company is permitted to make dividends or loans to Mueller Water of up to $2 million in any fiscal year for costs and expenses incurred by Mueller Water in its capacity as a holding company for services rendered on behalf of the Company.

On October 4, 2005, the Company notified the holders of the subordinated notes that a change in control had occurred as a result of the Walter Industries acquisition and that, as a result, the holders had a right to cause the Company to repurchase their subordinated notes on or before 5:00 p.m., New York City time, on November 4, 2005 at a price of 101% of the principal face amount of such notes. The change of control offer expired at 5:00 p.m. New York City time, on November 6, 2005, with no subordinated notes being validly tendered and not withdrawn and, accordingly, no subordinated notes were purchased pursuant to the change of control offer.

Capital Expenditures

We anticipate that we will invest approximately $25 million to $35 million on capital expenditures at our Mueller and Anvil segments and approximately $30 million at U.S. Pipe in 2006. The 2005 Mueller Credit Agreement restricts capital expenditures. Based on current estimates, management believes that the amount of capital expenditures permitted to be made under the senior credit facility will be adequate to grow our business according to our business strategy and to maintain the properties and business of our continuing operations.

Working Capital

Working capital totaled $481.9 million at September 30, 2005. Management believes that we will continue to require working capital consistent with past experience.

Distributions to our Parent Company

Our parent company has no material assets other than its ownership of our capital stock and, accordingly, depends upon distributions from us to satisfy its cash needs. Our parent company’s principal cash needs will be debt service on its Senior Discount Notes due 2014. The parent company notes do not require cash interest payments until 2009 and contain restrictive covenants that will, among other things, limit the ability of Mueller Water Products, LLC (“Mueller Water”) and its subsidiaries (including us) to incur debt, pay dividends and make investments. Neither we nor any of our subsidiaries guarantee the parent company notes. Mueller Water, however, is a holding company and its ability to pay interest on the parent company notes will be dependent upon the receipt of dividends from its subsidiaries. We are currently Mueller Water’s only direct subsidiary.

The terms of our borrowing arrangements significantly restrict our ability to pay dividends to Mueller Water. Generally, under our notes we can pay dividends only if our fixed charge coverage ratio (as defined) is 2.5 to 1 or better and only from an amount equal to 50% of our cumulative net income (as defined) since January 1, 2004. However, regardless of these restrictions, we can pay dividends under our notes of up to $0.5 million per year to fund payments under the financial advisory agreement described in “Item 13.—Certain Relationships and Related Party Transactions”, up to $2.0 million per year for holding company expenses and to fund payments in respect of taxes made pursuant to tax sharing agreements. The  Mueller 2004 Credit Facility in effect at September 30, 2005 generally prohibits us from making “restricted payments”, including dividends, subject to specific exceptions, including payments for overhead expenses (including advisory fees to DLJ Merchant Banking II, Inc. under the financial advisory agreement), taxes, the repurchase or redemption of Mueller Water’s capital stock held by our employees (subject to certain conditions and limitations), dividends to fund mandatory payments of interest under certain debt issued by Mueller Water (so long as there is no default or event of default) and dividends to fund repurchases or repayments of debt (subject to certain limitations and there being no default or event of default). We may not generate sufficient cash flow or be permitted by the terms of our debt instruments to pay dividends or distributions to Mueller Water in amounts sufficient to allow Mueller Water to pay cash interest on its outstanding indebtedness or to satisfy its other cash needs. Mueller Water would then be required to secure alternate financing, which may not be available on acceptable terms, or at all.

Sources of Funds

We anticipate that our operating cash flow, together with borrowings under our credit facility (as of September 30, 2005, the 2004 Mueller Credit Facility and from and after October 3, 2005, the the 2005 Mueller Credit Agreement) will be sufficient to meet our anticipated future operating expenses, capital expenditures and debt service obligations as they become due for at least the next twelve months. However, our ability to make scheduled payments of principal of, to pay interest on or to refinance our indebtedness and, to satisfy our other debt obligations will depend upon our future operating performance, which will be affected by general economic, financial, competitive, legislative, regulatory, business and other factors beyond our control. See “Item 1.—Business—Risk Factors.”

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

Statement of Cash Flows

Historically, our financing requirements have been funded primarily through cash generated by operating activities and borrowings under our revolving credit facility. From time to time, we have also raised additional funds through term debt offerings.

Cash flows from operating activities.   Net cash provided by operating activities was $73.8 million for 2005, compared to net cash provided of $89.5 million for 2004. Significant changes in working capital balances in 2005 included a $38.8 million increase in inventories. Mueller inventories increased $25.5 million during 2005. Significant contributing factors to the increase include higher raw material costs of approximately $6.5 million, as well as a planned $5.0 million current year increase over unusually low prior year levels to better service current demand. Other contributing factors include $1.1 million of increased on-hand quantities of raw material due to larger volume purchases to achieve lower prices, $2.7 million of inventory costs associated with a large, highly-engineered project scheduled to ship in the first quarter of 2006, $2.2 million for a large order of butterfly valves scheduled to ship in the first quarter of 2006, and $1.5 million due to higher foreign currency rates used to translate Canadian-dollar valued inventory balances at September 30, 2005 compared to September 30, 2004. Anvil inventories increased $17.3 million in 2005. Of this increase, $12.8 million is related to ongoing efforts to make available a full line of foreign-sourced products to our North American customers. Another $3 million is related to the start up of European export efforts.

Net cash provided by operations was $89.5 million for 2004, an increase of $15.7 million compared to 2003. The improvement was primarily the result of increased earnings before depreciation, amortization and non-cash charges and a decrease in accrued royalty. This was partially offset by increases in accounts receivable due to higher sales in 2004 and increased inventory to meet higher sales demand.

Cash flows used in investing activities.   Net cash used in investing activities declined $17.3 million to $25.0 million for 2005, from $42.3 million for 2004. This decline was principally due to decreased acquisition activity (none in 2005 compared to $19.8 million in 2004). This was partly offset by a $4.7 million increase in capital spending and $2.2 million in proceeds from the sale of property, plant and equipment.

In 2004 we had net cash used in investing activities of $42.3 million compared to net cash used in 2003 of $19.6 million. This was primarily due to the decrease in restricted cash of $11.6 million in 2003 as the final royalty payment was made to Tyco. Also, cash paid for acquired companies increased from $11.2 million in 2003 to $19.8 million in 2004, and capital expenditures were $2.5 million higher in 2004.

Cash flows from financing activities.   In 2005, $1.5 million of net cash provided by financing activities primarily represented a $4.8 million increase in book overdrafts, partially offset by $3.3 million of payments of the term loan under the 2004 Mueller Credit Facility.

Cash flows used in financing activities increased from $8.2 million in 2003 to $60.8 million in 2004. Excluding the effects of the aforementioned April 2004 recapitalization, this was primarily due to early payment of $50 million of subordinated notes due 2009 and $30.0 million of early payments on the 2004 Mueller Credit Facility term debt in August 2004. In 2003, we used $8.2 million in financing activities, primarily amortization of the term loan under the prior credit facility.

Off-Balance Sheet Arrangements

We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not have any undisclosed borrowings or debt, and we have not entered into any derivative contracts (other than those described in “Item 7A.—Qualitative and Quantitative Disclosure About Market Risk—Interest Rate Risk and—Currency Risk”) or synthetic leases. We are, therefore, not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

We utilize letters of credit and surety bonds in the ordinary course of business to ensure our performance of contractual obligations. As of September 30, 2005, we had $22.4 million of letters of credit and $17.9 million of surety bonds outstanding.

Contractual Obligations

Our contractual obligations as of September 30, 2005 are set forth below:

Payments Due by Period

Contractual Obligations	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years	Total
	(dollars in millions)
Long-term debt
Principal on long-term debt	$2.9	$5.8	$5.8	$913.3	$927.8
Interest on long-term debt(1)	75.4	150.2	149.3	83.6	458.5
Capital lease obligations	0.9	1.2	0.1	—	2.2
Operating leases	7.8	9.7	2.5	2.6	22.6
Unconditional purchase obligations(2)	12.1	0.5	—	—	12.6
Total contractual cash obligations	$99.1	$167.4	$157.7	$999.5	$1,423.7

(1)          Interest on the 2004 Mueller Credit Facility and secured notes is calculated using LIBOR of 4.07% and 3.69%, respectively, the rates applicable under these debt instruments as of September 30, 2005. Each increase or decrease in LIBOR of 0.125% would result in an increase or decrease in annual interest on the senior credit facility and secured notes of $0.8 million. Because the interest rate under the senior credit facility and secured notes will be variable, actual payments may differ. Interest does not include payments that could be required under our interest-rate swap agreements, which payments will depend upon movements in interest rates and could vary significantly. The payments due on the existing interest rate swaps expiring in April and May 2007 are estimated to be less than $0.1 million, net of LIBOR interest calculated at 4.07% received from counter parties.

(2)          Includes contractual obligations for purchases of raw materials, purchased components and capital expenditures.

This table excludes the deferred payment portion of the purchase price for Star. The Star purchase price is subject to adjustment to reflect, among other things, a deferred payment to be made by us to the extent that the gross profit of the business exceeds the target gross profit from February 1, 2004 to January 31, 2007. Although the maximum amount payable is $23 million, we estimate that the total deferred payment will be approximately $3.0 to $6.0 million. This calculation of the potential Star purchase price adjustment is based on management’s best estimate; however, the actual adjustment may be materially different. No deferred payment was earned for the years ended September 30, 2004 and September 30, 2005.

Our contractual obligations as of October 3, 2005 are set forth below:

Payments Due by Period

Contractual Obligations	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years	Total
	(dollars in millions)
Long-term debt
Principal on long-term debt	$10.5	$21.0	$21.0	$1,312.5	$1,365.0
Interest on long-term debt(3)	98.1	195.1	192.3	176.9	662.4
Capital lease obligations	0.9	1.2	0.1	—	2.2
Operating leases	7.8	9.7	2.5	2.6	22.6
Unconditional purchase obligations(2)	12.1	0.5	—	—	12.6
Total contractual cash obligations	$129.4	$227.5	$215.9	$1,492.0	$2,064.8

(3)          Interest on the 2005 Mueller Credit Agreement and secured notes is calculated using LIBOR of 4.07% and 3.69%, respectively, the rates applicable under these debt instruments as of October 2005. Each increase or decrease in LIBOR of 0.125% would result in an increase or decrease in annual interest on the 2005 Mueller Credit Agreement and secured notes of $0.8 million. Because the interest rate under the 2005 Mueller Credit Agreement and secured notes will be variable, actual payments may differ. Interest does not include payments that could be required under the Company’s interest-rate swap agreements, which payments will depend upon movements in interest rates and could vary significantly. The payments due on the existing interest rate swaps are estimated to be $14.0 million, net of LIBOR interest calculated at 4.07% received from counter parties.

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

Critical Accounting Policies

Our significant accounting policies are described in Note 3 to our consolidated financial statements included elsewhere in this annual report. While all significant accounting policies are important to our consolidated financial statements, some of these policies may be viewed as being critical. Such policies are those that are both most important to the portrayal of our financial condition and require our most difficult, subjective and complex estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingent assets and liabilities. These estimates are based upon our historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Our actual results may differ from these estimates under different assumptions or conditions. We believe our most critical accounting policies are as follows:

Pensions

The Company sponsors a number of defined benefit retirement plans. The Company records annual amounts relating to these plans based on calculations specified by generally accepted accounting principles, which include various actuarial assumptions including the following:

	At September 30,
	2005	2004
Weighted-Average Assumptions used to determine benefit obligations:
Discount rate	5.2%	5.8%
Rate of compensation increase	3.5%	3.5%
Weighted-Average Assumptions used to determine net periodic costs:
Discount rate:	5.8%	6.0%
Expected return on plan assets	7.9%	7.9%
Rate of compensation increase	3.5%	3.5%

The discount rate used to determine pension expense was decreased to 5.8% for 2005 from 6.0% used in 2004. The rate of return on plan assets used to determine pension expense is 7.9% for both 2005 and 2004. The discount rate is based on a model portfolio of AA-rated bonds with a maturity matched to the estimated payouts of future pension benefits. The expected return on plan assets is based on the Company’s expectation of the long-term average rate of return on assets in the pension funds, which was modeled based on the current and projected asset mix of the funds and considering the historical returns earned on the type of assets in the funds. The Company reviews its actuarial assumptions on an annual basis and makes modifications to the assumptions based on current rates and trends when appropriate. As required by U.S. GAAP, the effects of the modifications are amortized over future periods.

Assumed discount rates, expected return on plan assets and salary increases have a significant effect on the amounts reported for the pension plans. A one-percentage-point change in the rate for each of these assumptions would have the following effects:

_	1-Percentage Point Increase	1-Percentage Point Decrease
	(dollars in millions)
Discount rate:
Effect on pension service and interest cost components	$(0.1)	—
Effect on pension benefit obligation	$(12.4)	$14.0
Effect on current year pension expense	$(1.2)	$1.2
Expected return on plan assets:
Effect on current year pension expense	$(0.8)	$0.8
Rate of compensation increase:
Effect on pension service and interest cost components	—	—
Effect on pension benefit obligation	$0.3	$(0.3)
Effect on current year pension expense	$0.1	—

Among the items affecting our net accrued retirement pension benefits were additional minimum pension liabilities recognized in 2005, which primarily resulted from a further decline in the average discount rate from 5.8 % to 5.2%. As a result, the net accrued benefit was increased by $2.8 million and, on a pretax basis, accumulated other comprehensive earnings (a component of equity) was reduced by a similar amount net of tax. Based on future plan asset performance and interest rates, additional adjustments to our net accrued benefit and equity may be required.

Workers’ Compensation

The Company is self-insured for workers’ compensation benefits for work-related injuries. Liabilities, including those related to claims incurred but not reported, are recorded principally using annual valuations based on discounted future expected payments and using historical data or combined insurance industry data when historical data is limited. The Company is indemnified by Tyco for all liabilities that occurred prior to August 16, 1999. Workers’ compensation liabilities were as follows:

	September 30,
	2005	2004
	(dollars in millions)
Undiscounted aggregated estimated claims to be paid	$10.2	$9.5
Workers’ compensation liability recorded on a discounted basis	$8.8	$8.5
Discount rate	5%	5%

A one-percentage-point increase in the discount rate on the discounted claims liability would decrease the liability by $0.2 million, while a one-percentage-point decrease in the discount rate would increase the liability by $0.2 million.

Litigation, Investigations and Claims

The Company is involved in litigation, investigations, and claims arising out of the normal conduct of its business, including those relating to commercial transactions, as well as environmental, health and safety matters. The Company estimates and accrues its liabilities resulting from such matters based on a variety of factors, including outstanding legal claims and proposed settlements; assessments by internal counsel of pending or threatened litigation; and assessments of potential environmental liabilities and remediation costs. The Company believes it has adequately accrued for these potential liabilities; however, facts and circumstances may change that could cause the actual liability to exceed the estimates, or that may require adjustments to the recorded liability balances in the future.

Revenue Recognition

The Company recognizes revenue based on the recognition criteria set forth in the Securities and Exchange Commission’s Staff Accounting Bulletin 104 “Revenue Recognition in Financial Statements”, which is when delivery of product has occurred or services have been rendered and there is persuasive evidence of a sales arrangement, selling prices are fixed or determinable, and collectibility from the customer is reasonably assured. Revenue from the sale of our products is recognized when title passes upon delivery to the customer. Sales are recorded net of estimated cash discounts and rebates.

Receivables

Receivables relate primarily to customers located in North America. To reduce credit risk, we perform credit investigations prior to accepting an order and, when necessary, require letters of credit to insure payment.

Our estimate for uncollectible accounts receivable is based, in large part, upon judgments and estimates of expected losses and specific identification of problem trade accounts. Significantly weaker than aniticpated industry or economic conditions could impact customers’ ability to pay such that actual losses are greater than the amounts provided for in these allowances. Our periodic evaluation of the adequacy of our allowance is based on our analysis of our prior collection experience, specific customer creditworthiness and current economic trends within the industries we serve. In circumstances where we are aware of a specific customer’s inability to meet its financial obligation to us (e.g., bankruptcy filings or substantial downgrading of credit ratings), we record a specific reserve to reduce the receivable to the amount we reasonably believe will be collected.

Inventories

Inventories are recorded at the lower of cost (first-in, first-out) or market value. Additionally, the Company evaluates its inventory reserves in terms of excess and obsolete exposures. This evaluation includes such factors as anticipated usage, inventory turnover, inventory levels and ultimate product sales value. As such, these factors may change over time causing the reserve level to adjust accordingly. Inventory cost includes an overhead component that can be affected by levels of production and actual costs incurred. Management periodically evaluates the effects of production levels and actual costs incurred on the costs capitalized as part of inventory cost.

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

Accounting for the Impairment of Long-Lived Assets Including Goodwill and Other Intangibles

Goodwill and intangible assets that have an indefinite life are tested  for impairment annually (or more frequently if events or circumstances indicate possible impairments) using both a discounted cash flow method and a market comparable method. Definite-lived intangible assets are amortized over their respective estimated useful lives and reviewed for impairment annually or more frequently if events or circumstances indicate possible impairment. Any recognized intangible asset determined to have an indefinite useful life will not be amortized, but instead tested for impairment in accordance with the standard until its life is determined to no longer be indefinite. We use an estimate of future undiscounted net cash flows of the related asset or asset grouping over the remaining life in measuring whether long-lived assets other than goodwill and intangibles are impaired. If impaired, we may need to record impairment charges to reduce the carrying value of our long-lived assets.

Stock-Based Compensation

The Company had two stock-based employee compensation plans, which are more fully described in Note 12. For the fiscal year beginning October 1, 2005, the Company will adopt SFAS No. 123(R), “Accounting for Stock Issued to Employees,” which requires that compensation costs related to share-based payment transactions be recognized in the financial statements over the period that an employee provides service in exchange for the award. The Company will use a modified prospective method, under which it will record compensation cost for new and modified awards over the related vesting period of such awards prospectively and record compensation cost prospectively for the unvested portion, at the date of adoption, of previously issued and outstanding awards over the remaining vesting period of such awards. No change to prior periods presented is permitted under the modified prospective method. The Company had no stock options outstanding at September 30, 2005.

The Company had previously recognized compensation cost for stock-based compensation arrangements under the intrinsic value method of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” which required recognizing compensation equal to the difference, if any, between the fair value of the stock option and the exercise price at the date of the grant. All options granted under the Management Incentive Plan were issued at fair value at the date of grant. Fair value was determined by a committee of the board of directors of the Company (or the board as a whole, if no committee was constituted), which took into account as appropriate recent sales of shares of the Company’s common stock, recent valuations of such shares, any discount associated with the absence of a public market for such shares and such other factors as the committee (or the board, as the case may have been) deemed relevant or appropriate in its discretion.

Certain employees were granted options to acquire the Company’s shares. In connection with the April 2004 recapitalization, the Company modified these stock option awards to accelerate vesting allowed net cash settlement of options and issued shares to optionholders with a fair-value of $0.43 per share upon completion of the recapitalization. A portion of the dividend distribution to the Company was used to make a payment to its employee optionholders of the excess of the per share dividend to the Company’s common stockholders over the exercise price of their options, or approximately $12.6 million in the aggregate, and shares were issued and the options were cancelled. The option cancellation resulted in an additional charge of approximately $18.9 million ($12.6 million cash charge and $6.3 million non-cash charge) in the third quarter of 2004. Additionally, the Company recorded a non-cash compensation charge of approximately $2.3 million related to the loan portion of the shares purchased pursuant to the Company’s Direct Investment Program. These charges totalled $21.2 million.

Derivative Instruments and Hedging Activities

The Company currently uses interest rate swaps as required in the credit agreement to reduce the risk of interest rate volatility. The amount to be paid or received from interest rate swaps is charged or credited to interest expense over the lives of the interest rate swap agreements. Changes in the fair value of derivatives are recorded each period in earnings or Accumulated Other Comprehensive Income (Loss), depending on whether a derivative is designated and effective as part of a hedge transaction and meets the applicable requirements associated with Statement of Financial Accounting Standards (SFAS) 133 (see Note 8). Since the adoption of SFAS No. 133 in  2001, all gains and losses associated with interest rate swaps have been included in earnings.

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

Additionally, the Company utilizes forward contracts to mitigate its exposure to changes in foreign currency exchange rates from third party and intercompany forecasted transactions. The primary currency to which the Company is exposed and to which it hedges the exposure is the Canadian Dollar. The effective portion of unrealized gains and losses associated with forward contracts are deferred as a component of Accumulated Other Comprehensive Income (Loss) until the underlying hedged transactions are reported in the Company’s consolidated statement of earnings. The balance was not material at September 30, 2005.

Recently Issued Accounting Standards

In November 2004, the Financial Accounting Standards Board issued SFAS No. 151, “Inventory Costs.” SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005. The Company intends to adopt SFAS No. 151 on October 1, 2005, the beginning of its 2006 fiscal year. The impact of the adoption of SFAS No. 151 on the Company’s financial statements has not yet been determined.

FASB Staff Position (FSP) No. FAS 109-1 and 109-2 were issued in December 2004, providing guidance on foreign earnings repatriation and qualified production activities of the American Jobs Creation Act (AJCA) that was enacted on October 22, 2004. The AJCA created a temporary incentive for United States multinationals to repatriate accumulated earnings outside the United States by providing an 85 percent dividends received deduction for certain qualifying earnings repatriations in either fiscal 2005 or in fiscal 2006. As of September 30, 2005, and prior to the acquisition on October 3, 2005, the Company has not provided deferred taxes on foreign earnings because any taxes on dividends would be substantially offset by foreign tax credits or because the Company intends to reinvest those earnings indefinitely. Due to the complexity of the repatriation provision, the Company is still evaluating the effects of this provision on its plan for repatriation of foreign earnings.

In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”), which is an interpretation of FASB No. 143, “Accounting for Asset Retirement Obligations” (“FAS 143”). This interpretation clarifies terminology within FAS 143 and requires companies to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. This impact of the adoption on FIN 47 on the Company’s financial statements has not yet been determined.

In June 2005, the FASB issued FASB No. 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“FAS 154”), which changes the requirements for accounting for and reporting of a change in accounting principle. FAS 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. FAS 154 also requires that a change in method of depreciation, amortization or depletion for long-lived, nonfinancial assets be accounted for as a change in accounting estimate that is effected by a change in accounting principle. FAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, but does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of FAS 154. The adoption of FAS 154 will not have a material impact on the Company’s financial condition or results of operations.

Risk Factors

Forward-Looking Statements.

The following Risk Factors contain statements that may be deemed “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934.  Forward-looking statements include any statement, other than statements of historical fact, that address activities, events or developments that we or our management intends, expects, projects, believes or anticipates will or may occur in the future. Subject to this caution about forward-looking statements, management is presenting these Risk Factors based on management’s current understanding of the Company’s business, including the U.S. Pipe business, unless otherwise indicated, and historical trends, current conditions, expected future developments and other factors that management deems appropriate. Nothing contained in the following Risk Factors is or should be construed as a guarantee of future performance or of the implication of current trends, and actual results, developments and business decisions may differ from those contemplated or suggested by the Risk Factors.

We depend on a group of major distributors for a significant portion of our sales; any loss of these distributors could reduce our sales and continuing consolidation could cause price pressure.

In the fiscal year ended 2005, approximately 38% of our sales were to our ten largest distributors, and approximately 30% of our sales were to our three largest distributors: Hughes Supply, Ferguson Enterprises and National Waterworks. Our business relationship with most of our major distributors branches may be terminated at the option of either party upon zero to 60 days’ notice.

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

Our business is primarily dependent upon spending on water and wastewater infrastructure upgrades, repairs and replacement, new water and wastewater infrastructure spending (which is dependent upon residential construction) and spending on non-residential construction. Spending growth in the infrastructure upgrades, repairs and replacement sector has slowed in recent years as state and local governments’ budgets were negatively impacted by the downturn in the economy. We cannot assure you that economic conditions will continue to improve or that if they do, that state and local governments will address deferred infrastructure needs. Although the residential building market has experienced growth in recent years, we cannot assure that this growth will continue in the future. The residential and non-residential building markets are cyclical, and, historically, down cycles have typically lasted approximately four to six years. From 1987 to 1991, total housing starts declined 38.1% from peak to trough. The United States reached a record high in single family housing starts in 2005 and housing starts continue to remain strong. Non-residential construction activity, which declined from 1999 to 2003, showed a modest improvement in 2004 and even stronger improvement in 2005. We cannot predict whether conditions will continue to improve. Any significant decline in the residential or non-residential building markets or governmental spending on infrastructure could have a material adverse effect on our financial condition and results of operations.

Our brass products contain lead, which may be replaced in the future.

Our brass products, which constituted approximately 8.4% of our sales in 2005, contain approximately 5.0% lead. Environmental advocacy groups, relying on standards established by California’s Proposition 65, are seeking to eliminate or reduce the content of lead in some of these products, including water meters and valves, and to limit their sale in California. Some of our business units have entered into settlement agreements with these environmental advocacy groups that have required them to either modify some of these products or offer substitutes for them with respect to products sold in California. Modifications of or substitutions for our products to meet or conform with regulatory requirements will require incremental capital spending of up to $8.0 million in the next two years and will require us to purchase more expensive raw materials, and we may not be able to pass these costs on to our customers. Legislation to substantially restrict lead content in water products has been introduced in the United States Congress. If Congress adopts such legislation or if similar issues are raised in Congress in the future or in other jurisdictions or if these or other advocacy groups file suit against us under Proposition 65, our results of operations and financial condition could be adversely affected.

Certain of our products may not be in compliance with NSF standards, which could limit the ability of municipalities to buy our products.

The National Sanitary Foundation (“NSF”) is a non-profit entity that was contracted by the U.S. Environmental Protection Agency (“EPA”) to promulgate standards for the water industry. NSF has issued NSF 61, which governs the leaching characteristics of valves and devices that are part of drinking water distribution networks, including certain of our products made from brass. In recent years, a growing majority of states have adopted, by statute or regulation, a requirement that water distribution systems utilize products that comply with NSF 61 and/or are certified as NSF 61 compliant. We, along with others in the industry, are engaged in the lengthy process of attempting to obtain certification of NSF 61 compliance for all of our relevant products. In fiscal 2005, our sales of brass products were $100.6 million, or 8.4% of our sales. Approximately 5,700 of the Mueller segment products we currently produce are made of brass. Approximately 65% of these Mueller segment brass products have been certified; and these represent approximately 80% of our Mueller segment brass product sales. In the event that some of our Mueller segment brass products are found not to be in compliance with NSF 61, those products may not be accepted by various municipalities or we may be forced to modify non-conforming products with substitute materials which may require increased cost, thereby adversely affecting profitability. In addition, if our competitors develop a complete line of NSF 61 compliant brass products before we do, we may be placed at a competitive disadvantage which may, in turn, adversely affect profitability.

Our industry is very competitive and some of our Anvil products are commodities.

The domestic and international markets for flow control products are competitive. While there are only a few competitors for most of our product offerings, many of them are well-established companies with strong brand recognition. In particular, our malleable iron and cast iron pipe fitting products, which together comprised 8.2% of our sales for our 2005 fiscal year, face competition from less expensive imports and our pipe nipple and hanger products and our pipe fittings and couplings products, which together comprised 24.3% of our Anvil segment sales in 2005, compete on the basis of price and are sold in fragmented markets with low barriers to entry, allowing less expensive domestic and foreign producers to gain market share and reduce our margins. Also, competition for ductile iron pressure pipe sold by U.S. Pipe comes not only from ductile pipe produced by a concentrated number of domestic manufacturers, but also from pipe composed of other materials, such as polyvinylchloride (PVC), high density polyethylene (HDPE), concrete, fiberglass, reinforced plastic and steel.

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

Our products are made from several basic raw materials, including sand, resin, brass ingot, steel pipe and scrap steel and iron. We generally purchase raw materials at spot prices and generally do not have the ability to hedge our exposure to price changes. Our business could be adversely affected by increases in the cost of our raw materials, as we may not be able to fully pass these costs on to our customers. Management estimates that, for our 2005 fiscal year , raw materials and purchased components used in our manufacturing processes currently account for approximately 18% of the Mueller and Anvil cost of goods sold. Management estimates that scrap metal and ferrous alloys used in the U.S. Pipe manufacturing process accounts for up to 40% of the U.S. Pipe cost to manufacture ductile iron pipe.

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

As of September 30, 2005, we had $930.0 million of indebtedness. As of October 3, 2005, to finance the acquisition of the Company by Walter Industries, Inc., our total debt level increased to

$1,392.2 million. We may incur significant additional indebtedness from time to time. The level of our indebtedness could have important consequences, including:

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

Our debt instruments contain various covenants that limit our ability to engage in certain transactions. The 2005 Mueller Credit Agreement also requires the maintenance of specified financial ratios and the satisfaction of other financial condition tests. In addition, our debt instruments require us to provide regular financial information to our lenders and bondholders. Such requirements generally may be satisfied by our timely filing with the SEC of annual and quarterly reports under the Securities Exchange Act of 1934. Our ability to satisfy those financial ratios, tests or covenants can be affected by events beyond our control, and we cannot assure you that we will meet those tests. A breach of any of these covenants could result in a default under our debt instruments. If an event of default is not remedied after the delivery of notice of default and lapse of any relevant grace period, the holders of our senior secured and senior subordinated notes would be able to declare these notes immediately due and payable and the lenders under the 2005 Mueller Credit Agreement would be able to declare an event of default. Upon the occurrence of an event of default under the 2005 Mueller Credit Agreement, the lenders could elect to declare all amounts outstanding thereunder to be immediately due and payable and terminate all commitments to extend further credit. If we were unable to repay those amounts, the lenders could proceed against the collateral granted to them to secure the indebtedness under the 2005 Mueller Credit Agreement and the secured notes. We have pledged substantially all of our assets, other than the assets of our foreign subsidiaries, as security under the 2005 Mueller Credit Agreement and secured notes. If the lenders under the 2005 Mueller Credit Agreement or noteholders of the notes accelerate the repayment of borrowings, we cannot assure you that we will have sufficient assets to repay the 2005 Mueller Credit Agreement and our other indebtedness.

Our business may be adversely impacted by work stoppages and other labor relations matters.

We are subject to a risk of work stoppages and other labor relations matters because our hourly workforce is highly unionized. As of September 30, 2005, and including U.S. Pipe, approximately 83% of our hourly workforce was represented by unions. These employees are represented by locals from approximately six different unions, including the Glass, Molders, Pottery, Plastics and Allied Workers International Union, which is our largest union. Three of our union contracts are currently being negotiated and all of our significant labor agreements will expire at various times through March 2010, at which time they must be renegotiated. Work stoppages for an extended period of time could have a material adverse effect on our business. Labor costs are a significant element of the total expenditures involved in our manufacturing process, and an increase in the costs of labor could therefore have a material adverse effect on our business. In addition, the freight companies who deliver our products to our distributors generally use unionized truck drivers, and we could also be adversely affected if our contractors face work stoppages or increased labor costs. For more information about our labor relations, see “—Employees.”

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

Under the terms of the August 1999 purchase agreement relating to Tyco International’s August 1999 sale of our business to our prior owners, we are indemnified by Tyco for all liabilities arising in connection with our business with respect to products manufactured or sold prior to the closing of that transaction. See “Item 3.—Legal Proceedings.” The indemnity survives forever and is not subject to any dollar limits. However, we may be responsible for these liabilities in the event that Tyco ever becomes financially unable to, or otherwise fails to comply with, the terms of the indemnity. In addition, Tyco’s indemnity does not cover product liabilities to the extent caused by our products manufactured after that transaction. For more information about our potential product liabilities, see “Item 3.—Legal Proceedings.”

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

In addition, we will be required to incur costs to comply with the EPA’s National Emissions Standards for Hazardous Air Pollutants (“NESHAP”) for iron and steel foundries and for our foundries’ painting operations. These costs may be material. See “—Environmental Matters.”  We may be required to conduct investigations and perform remedial activities that could require us to incur material costs in the future. Our operations involve the use of hazardous substances and the disposal of hazardous wastes. We may incur costs to manage these substances and wastes and may be subject to claims for damage for personal injury, property damages or damage to natural resources.

Under the terms of the August 1999 purchase agreement Tyco International’s August 1999 sale of our business to our prior owners,, we are indemnified by Tyco for all environmental liabilities arising in connection with our business and relating to actions occurring or conditions existing prior to the closing of that transaction, including certain asbestos litigation. See “Item 3.—Legal Proceedings.” The indemnity survives forever and is not subject to any dollar limits. We however, may be responsible for these liabilities in the event that Tyco ever becomes financially unable to, or otherwise fails to comply with, the terms of the indemnity. In addition, Tyco’s indemnity does not cover environmental liabilities to the extent caused by our company or the operation of our business after that transaction, nor does it cover environmental liabilities arising with respect to businesses, such as the U.S. Pipe operations, or sites, including U.S. Pipe facilities, acquired after August 1999.

Our U.S. Pipe segment has been identified as a potentially responsible party liable under federal environmental laws for a portion of the clean-up costs with regard to two sites, one in Alabama and one in California, and is currently subject to an administrative consent order requiring certain monitoring and clean-up with regard to its Burlington, New Jersey facility,  For more information about our environmental compliance and potential environmental liabilities, see “—Environmental Matters” and “Item 3.—Legal Proceedings.”

We need to improve our internal controls to comply with SEC reporting requirements; public reporting obligations have put significant demands on our financial, operational and management resources.

Prior to August 2004, we were a private company that did not file reports with the SEC. As indicated in “Item 9A—Controls and Procedures”, we have reported a material weakness in both 2004 and 2005 related to maintaining effective controls over the preparation, review and presentation and disclosure of our consolidated financial statements.

We are currently taking additional steps, as described in “Item 9A”, to implement an internal control structure and procedures for financial reporting that would allow us to produce financial statements and related disclosure within the time periods and in the form required under the Exchange Act. Failure to implement remediation plans described in “Item 9A” in future periods could have an adverse effect on us.

Internal Control reporting and compliance with Securities laws and regulations are likely to increase our costs.

The Sarbanes-Oxley Act of 2002, as well as rules subsequently implemented by the Securities and Exchange Commission and the Public Company Accounting Oversight Board, have required changes in the corporate governance and securities disclosure or compliance practices of public companies over the last few years. We expect these new rules and regulations to continue to increase our legal and financial compliance costs, as well as our ongoing audit costs, and to make legal, accounting and administrative activities more time-consuming and costly. In 2006, we will need to comply with the internal control reporting requirements of the Act, which will have a significant impact on our compliance cost in 2006.

We also expect these rules and regulations to make it more difficult and expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These new rules and regulations could also make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee, and executive officers.

We may not be able to achieve the $25 million to $35 million of synergies anticipated in connection with our integration of our U.S. Pipe segment at the economic levels or in the time periods expected.

On October 26, 2005, Walter Industries announced plans to close the U.S. Pipe Chattanooga, Tennessee plant and transfer the valve and hydrant production of that plant to Mueller’s Chattanooga and Albertville, Alabama plants by the end of calendar year 2005. The eventual closure of the Chattanooga plant will occur sometime in calendar year 2006. The estimated pre-tax restructuring costs consisting of the write-off of impaired assets, severance and environmental costs are estimated at $37.8 million, of which $21.9 million are non-cash, and are expected to be recorded in the quarter ended December 31, 2005. We may not be successful in achieving the anticipated levels of savings in the time frames projected.

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

Interest Rate Risk

At September 30, 2005, we had fixed rate debt of $317.2 million and variable rate debt of $612.8 million. The pre-tax earnings and cash flows impact resulting from a 100 basis point increase in interest rates on variable rate debt, holding other variables constant and excluding the impact of the hedging agreements described below, would be approximately $6.1 million per year.

As of September 30, 2005, we had entered into interest rate swap agreements with a notional principal amount of $100 million in order to reduce interest rate risks and manage interest expense. The swap agreements, which mature in April and May 2007, effectively convert floating rate debt under the 2004 Mueller Credit Facility into fixed-rate debt and carry an average fixed interest rate of 4.09% at September 30, 2005.

On October 3, 2005, we entered into the 2005 Mueller Credit Agreement and refinanced the 2004 Mueller Credit Facility. On October 27, 2005, we entered into six interest rate hedge transactions with a cumulative notional value of $350 million. The swap terms are between one and seven years with five separate counter-parties. The objective of the hedges is to protect the Company against rising LIBOR interest rates that would have a negative effect on the Company’s cash flows due to changes in interest payments on its 2005 Mueller Term Loan. The structure of the hedges are a one-year 4.617% LIBOR swap of $25 million, a three-year 4.740% LIBOR swap of $50 million, a four-year 4.800% LIBOR swap of $50 million, a five-year 4.814% LIBOR swap of $100 million, a six-year 4.915% LIBOR swap of $50 million, and a seven year 4.960% LIBOR swap of $75 million. The swap agreements call for the Company to make fixed rate payments over the term at each swap’s stated fixed rate and to receive payments based on three month LIBOR from the counter-parties. These swaps will be settled upon maturity and will be accounted for as cash flow hedges. As such, changes in the fair value of these swaps that take place through the date of maturity will be recorded in accumulated other comprehensive income.

We will consider entering into additional interest rate swaps or other interest rate hedging instruments to protect against interest rate fluctuations on our floating rate debt.

The 2005 Mueller Credit Agreement requires that at least half of our total long-term, non-revolving, debt be fixed for a period beginning no later than January 1, 2006 and ending October 3, 2008. This requirement can be met with any combination of fixed-rate debt and rate-protection agreements. The Company is currently in compliance with this requirement.

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

A portion of our assets are based in our foreign locations and are translated into United States dollars at foreign currency exchange rates in effect as of the end of each period, with the effect of such translation reflected in other comprehensive income (loss). Accordingly, our consolidated stockholders’ equity will fluctuate depending upon the weakening or strengthening of the United States dollar against the respective foreign currency.

Our strategy for management of currency risk relies primarily on conducting our operations in a country’s respective currency and may, from time to time, involve currency derivatives, primarily forward foreign exchange contracts, to reduce our exposure to currency fluctuations. As of September 30, 2005, we had less than $0.1 million of foreign exchange contracts outstanding.

Raw Materials Risk

Our products are made from several basic raw materials, including sand, resin, brass ingot, steel pipe, and scrap steel and iron, whose prices fluctuate as market supply and demand change. Accordingly, product margins and the level of profitability can fluctuate if we are not able to pass raw material costs on to our customers. Management estimates for our Mueller and Anvil segements that raw materials accounted for 10-17% of our cost of goods sold in 2003 through 2004 and accounted for approximately 18% of our cost of goods sold due to increasing raw material prices in 2005. Management estimates U.S. Pipe’s scrap metal and ferrous alloys used in the manufacturing process accounted for 40% of the cost to manufacture ductile iron pipe as of September 30, 2005. See “Item 1.—Business—Raw Materials” and “Item 7.—Management’s Discussion and Analysis—Risk Factors—Our results have been, and may continue to be, adversely impacted by increases in raw materials prices.” Historically, we have been able to obtain an adequate supply of raw materials and do not anticipate any shortage of these materials. We generally purchase raw materials at spot prices but may, from time to time, enter into commodity derivatives to reduce our exposure to fluctuation in the price of raw materials. As of September 30, 2005, we had no open contracts to hedge our exposure to price changes of raw materials.

Item 8.                        Financial Statements and Supplementary Data

The consolidated financial statements and supplementary data of Mueller Group, LLC are filed as part of this annual report beginning on page F-1 and incorporated by reference in this Item 8.

Item 9.                        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.                Controls and Procedures

Restatement of Previously Issued Consolidated Financial Statements

As described in Note 2 to the financial statements, the Company identified errors in the presentation in the Company’s previously issued consolidated financial statements: (i) the effect of foreign currency exchange rate changes on cash balances; (ii) loss on disposal of property, plant and equipment; (iii) book overdrafts; (iv) the misclassification of deferred income tax assets between the current and non-current classifications in the balance sheet and (v) the misclassification of depreciation expense. As a result of these errors, the Company has restated its consolidated financial statements for the years ended September 30, 2004 and 2003, the first three quarters of fiscal 2005 and all interim periods of fiscal 2004.

The restatement had no affect on the Company’s consolidated net income or the consolidated statement of stockholders’ deficit for the two fiscal years ended September 30, 2004.

Evaluation of our Disclosure Controls and Procedures.

As of the end of the period covered by this report, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act’’)). This evaluation was done under the supervision and with the participation of management, including Dale B. Smith, President and Chief Executive Officer(“CEO’’), and Jeffery W. Sprick, Chief Financial Officer (“CFO’’).

Based on this evaluation and because of the material weakness described below, our CEO and CFO have concluded that our disclosure controls and procedures were not effective, at the reasonable assurance level, to enable us to record, process, summarize, and report information required to be included in our periodic SEC filings within the required time period. Notwithstanding this material weakness, our management has concluded that the financial statements included in this Form 10-K fairly present in all material respects the Company’s financial position, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles.

Material Weakness in Internal Control over Financial Reporting

A material weakness is a control deficiency or a combination of control deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected.

As of September 30, 2005, the Company did not maintain effective controls over the preparation, review and presentation and disclosure of the Company’s consolidated financial statements. Specifically, the Company’s controls failed to prevent or detect the incorrect presentation of the following: (i) cash flows from the effect of exchange rate changes on cash balances; (ii) cash flows from the loss on disposal of property, plant and equipment; (iii) cash flows and balance sheet presentation of book overdrafts; (iv) the presentation of current and non-current deferred income tax assets  in the Company’s consolidated balance sheet; and (v) classification of certain depreciation expense as selling, general and administrative expense instead of cost of sales in the Company’s consolidated statement of operations. This control deficiency resulted in the restatement of our annual consolidated financial statements for fiscal 2004 and 2003 and our interim consolidated financial statements for the first three quarters of fiscal 2005, all interim periods of fiscal 2004 and audit adjustments to our 2005 annual consolidated financial statements.  Additionally, this control deficiency could result in a misstatement of the presentation and disclosure of the Company’s consolidated financial statements that would result in a material misstatement in the annual or interim financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

Prior Year Material Weakness in Internal Control over Financial Reporting

As of September 30, 2004, and all interim periods through June 30, 2005, we reported the following control deficiencies that, in the aggregate, constituted a material weakness in internal control over preparation review, and presentation and disclosure of the Company’s consolidated financial statements. Specifically our control deficiencies included: (i) a lack of personnel with experience in financial reporting and control procedures necessary for SEC registrants; (ii) a lack of sufficient controls to prevent or detect, on a timely basis, unauthorized journal entries; (iii) a lack of  sufficient controls over information technology data conversion and program changes; (iv) a lack of sufficient controls over the development and communication of income tax provisions; (v) a lack of effective controls surrounding “whistleblower” hotline complaints and internal certifications to ensure that issues were communicated on a more timely basis by management to the audit committee and the independent registered public accounting firm; (vi) a lack of effective controls over revenue recognition associated with full truckload shipments not immediately dispatched by freight carriers; and (vii) a lack of formal controls and procedures regarding assessment of financial exposures and transactions, including consideration of accounting implications under generally accepted accounting principles. These control deficiencies resulted in audit adjustments to the consolidated financial statements for the year ended September 30, 2004. Additionally, these control deficiencies, in the aggregate, could result in a misstatement to accounts and disclosures that would result in a material misstatement to the annual or interim financial statements that would not be prevented or detected.  Accordingly, management determined that these control deficiencies in the aggregate constituted a material weakness in fiscal 2004.

We reported in our Form 10-Q for all interim periods in fiscal 2005 that we had taken steps to remediate this material weakness. We: (i) reassigned our Chief Financial Officer, appointed an Interim Chief Financial Officer and hired additional accounting and finance staff; (ii) introduced increased training for our existing financial and accounting and other staff; (iii) retained third-party consultants with significant SEC financial reporting experience to provide assistance in complying with SEC reporting requirements; (iv) formed a disclosure committee to supervise the preparation of our Exchange Act Reports and other public communications; (v) improved our controls over, and began developing written policies and procedures that cover all of our significant accounting processes, including journal entries, the development and communication of income tax provisions, information data conversion issues and program changes, revenue recognition and assessing financial exposures; (vi) improved and centralized our controls over our information technology; and (vii) implemented global compliance initiatives under the direction of our Chief Compliance Officer. These improvement efforts continued to progress during our fourth quarter ended September 30, 2005. While significant improvements have been implemented throughout the year, management believes that additional remediation is needed and will require changes in personnel, processes and procedures to ensure timely and accurate financial reporting on a sustainable basis.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the three months ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting other than as described above.

Changes in Internal Control Over Financial Reporting Subsequent to September 30, 2005

Subsequent to September 30, 2005, management has taken steps to remediate the material weakness described above. These steps include a thorough review, on a quarterly basis, of foreign currency translation cash flow statement effects, book overdrafts and transactions related to property, plant and equipment and an additional review, on a quarterly basis, of the classification requirements of each component line item and the individual elements that comprise each line item of the statement of cash flows, in accordance with Statement of Financial Accounting Standards, No. 95, “Statement of Cash Flows.’’ Additionally, the classification of deferred income tax items in the balance sheet and cash flows statement, as well as depreciation in the statement of operations, will be evaluated quarterly. Management believes the additional control procedures designed, when implemented, will fully remediate this material weakness.

In addition, subsequent to September 30, 2005, the Company has made the following changes in internal controls to improve financial reporting accuracy:

•       Hired a full time Chief Financial Officer, Jeffery W. Sprick, and a Corporate Controller with SEC financial reporting experience;

•       Hired additional finance and accounting personnel at the Company’s Pratt and Mueller Chattanooga facilities;

•       Designated the Walter Industries Inc. Audit Committee, which is fully independent under New York Stock Exchange listing rules and the rules of the SEC, as its audit committee; and

•       Began to develop an internal quarterly review plan to review higher risk areas in financial reporting, such as revenue recognition and inventory valuation.

Another significant remedial action underway or planned to commence in fiscal year 2006, not specifically related to the previously identified material weakness includes the issuance of a code of conduct to all employees. In Fiscal 2006, we will be subject to the Sarbanes-Oxley internal control reporting requirements and in 2006 we will be testing key internal controls for all significant business units and business processes.

The Company continues to upgrade the knowledge of our finance staff by implementing on-going United States generally accepted accounting principles training programs, consisting of providing appropriate technical resources to our finance team and training on the use of such resources, conducting a series of training sessions for plant controllers, periodic distribution of changes in accounting and reporting standards, and issuance of Company accounting policies. Additionally, the Company terminated the prior Chief Compliance Officer and reassigned those duties to the Director of Internal Audit.

Item 9B.               Other Information

None

PART III

Item 10. Directors and Executive Officers of the Registrant

The following table sets forth the name, age and position of each of our executive officers and directors.

Name	Age	Position
Dale B. Smith	61	President, Chief Executive Officer and Director
Jeffery W. Sprick	38	Chief Financial Officer
Thomas E. Fish	51	President, Anvil Segment
Victor P. Patrick	47	Vice President, General Counsel, Secretary and Director
Doyce Gaskin	50	Vice President, Manufacturing
Gregory E. Hyland	54	Director
William F. Ohrt	57	Director
Joseph J. Troy	42	Director

Dale B. Smith, 61, President, Chief Executive Officer and Director

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

Jeffery W. Sprick, 38, Chief Financial Officer

Mr.  Sprick has been Chief Financial Officer of Mueller since November 2005. Prior to November 2005, Mr. Sprick served as Senior Vice President and Controller of the Walter Industries, Inc., Mueller’s ultimate parent company. From April 2002 to August 2005 Mr. Sprick served as Vice President of Corporate Accounting of Walter Industries. Mr. Sprick was a senior manager of PricewaterhouseCoopers from 1988 until he joined Walter Industries in 2002. Mr. Sprick holds a bachelor’s degree in business administration from the University of Michigan.

Thomas E. Fish, 51, President, Anvil Segment

Mr.  Fish has been President of our Anvil segment since 1999. From January 2005 through November 2005, Mr. Fish served as the Company’s Interim Chief Financial Officer. Mr. Fish served as Vice President of Manufacturing for Grinnell Corp. from 1996 to 1999, Vice President of Finance and Administration for Grinnell Corp. from 1992 to 1996, Corporate Controller for Grinnell Corp. from 1984 to 1992 and Director of Internal Audit for Grinnell Fire Protection Systems from 1982 to 1984. Mr. Fish was employed by Price Waterhouse & Co. from 1976 to 1982 as a certified public accountant. Mr. Fish graduated from the University of Rhode Island with a B.S. in accounting in 1976.

Victor P. Patrick, 47,  Vice President, General Counsel,  Secretary and Director

Mr.  Patrick has been Vice President, General Counsel and Secretary of Mueller since November 2005. Mr. Patrick also serves as Senior Vice President, General Counsel and Secretary of Walter Industries, Inc., which positions he has held since 2002. Before joining Walter Industries, Mr. Patrick was Vice President, Secretary and Deputy General Counsel for Honeywell International Inc. Prior to joining Honeywell, Mr. Patrick was an associate in the Washington, D.C. and Brussels, Belgium offices of the Cleary, Gottlieb, Stein & Hamilton law firm. Mr. Patrick holds a bachelor’s degree from Princeton University and a law degree from Harvard Law School.

Doyce Gaskin, 50, Vice President, Manufacturing

Mr.  Gaskin has been the Vice President, Manufacturing since February, 1999. He served as Plant Manager, Chattanooga from 1996 to 1999 and as Manufacturing Manager, Albertville from 1994 to 1996. Prior to that time, Mr. Gaskin held a variety of positions at Mueller’s Albertville Plant, including Maintenance & Plant Engineering Manager (3 years), Maintenance Superintendent (8 years) and Production Supervisor (8 years). Mr. Gaskin graduated from Snead State with an Associates Degree in Business Administration/Management in 1988.

Gregory E. Hyland, 54, Director

Mr.  Hyland has served on our Board of Directors since October 2005. In September 2005, Mr. Hyland was appointed Chairman of the Board, President and Chief Executive Officer of Walter Industries, Inc. Prior to joining Walter Industries, Mr. Hyland was President, U.S. Fleet Management Solutions for Ryder System, Inc. He previously served as President of the Industrial Products Segment of Textron, Inc.  Prior to that, he was President of the Engineered Products Group—Flow Control Division of Tyco International. Mr. Hyland is a graduate of the University of Pittsburgh, where he earned his bachelor’s and master of business administration degrees.

William F. Ohrt, 57, Director

Mr.  Ohrt has served on our Board of Directors since October 2005. Mr. Ohrt has been Executive Vice President and Chief Financial Officer of Walter Industries since January 2001. Mr. Ohrt joined Walter Industries from Dura Automotive Systems, Inc., where he served as Vice President and Chief Financial Officer. He previously worked at Navistar, ITT Industries and AlliedSignal. A certified public accountant, Mr. Ohrt began his career at the Detroit offices of PriceWaterhouseCoopers. He earned his bachelor’s degree in accounting from Wayne State University in 1975 and an MBA in finance from the University of Detroit in 1981.

Joseph J. Troy, 42, Director

Mr.  Troy has served on our Board of Directors since October 2005. Mr. Troy has been Senior Vice President, Financial Services, of Walter Industries, Inc. since April 2002.   In this position, Mr. Troy oversees Walter Industries’ Financial Services Group, where he is President of Mid-State Homes, Inc. and Chief Executive Officer of Walter Mortgage Company since 2001. He also oversees Walter Industries’ merger and acquisition activities as well as investor relations. Prior to rejoining Walter Industries in November 2000 as Senior Vice President and Treasurer, Mr. Troy was Executive Vice President and Chief Financial Officer of Gold Standard Multimedia, Inc., a high-tech provider of pharmaceutical information. From 1998 through 2000, Mr. Troy served as Walter Industries’ Vice President—Treasurer. Previously, he was Senior Vice President—Corporate Finance for the Global Finance Division of NationsBank. Mr. Troy earned his MBA, along with a bachelor’s degree in business administration from Loyola College of Baltimore.

Audit Committee and Audit Committee Financial Expert

In November 2005, our Board of Directors appointed the Audit Committee of the Walter Industries, Inc. Board of Directors to serve as our Audit Committee. The primary purpose of the Audit Committee is to assist the Board in fulfilling its responsibility relating to the Company’s financial reporting process and systems of internal control. The Audit Committee is also responsible for determining whether the Company’s financial systems and reporting practices are in accordance with applicable requirements. The Audit Committee also approves services and fees of the independent auditors. The Audit Committee charter is posted on the corporate governance section of the Walter Industries website at www.walterind.com (the “Walter website”).

The Walter Industries, Inc. Board of Directors determined that all Audit Committee members are financially literate under the NYSE listing standards.  Our Board of Directors has accepted and adopted these determinations of the Walter Industries Board. All of the members of the Audit Committee qualify as audit committee financial experts within the meaning of the rules and regulations of the SEC.

The Audit Committee has adopted procedures in its charter for pre-approving all audit and non-audit services provided by our independent auditors. For both types of pre-approval, the Audit Committee considers whether such services are consistent with the SEC’s rules on auditor independence. The Audit Committee also considers whether the independent auditors are able to provide the most effective services, for reasons such as their familiarity with the Company’s current and past business, accounting systems and internal operations, and whether the services enhance the Company’s ability to manage or control risks and improve audit quality. The Audit Committee may delegate pre-approval authority to one or more members of the Audit Committee. The Audit Committee periodically monitors the services rendered and actual fees paid to the independent auditors to ensure that such services are within the parameters approved by the Audit Committee.

The present members of the Audit Committee are Neil A. Springer, Chairman, Jerry W. Kolb, Joseph B. Leonard and Bernard G. Rethore.

From October 1, 2004 through June 1, 2005, our Audit Committee was comprised of two non-management directors who were appointed by the Board of Directors: Mr. Vincent Sarni and Mr. Joseph Lucke.  Mr. Lucke resigned on June 1, 2005, leaving Mr. Sarni as the sole member of our Audit Committee through October 2, 2005. Our Board of Directors has considered the definition of “audit committee financial expert” adopted by the United States Securities and Exchange Commission determined that Mr. Sarni was an audit committee financial expert. Our Board of Directors also determined that Mr. Sarni was independent, as defined under Rule 10A-3 of the Exchange Act.

During the fiscal year ended September 30, 2005, our Audit Committee was responsible for appointing, setting compensation for and overseeing the work of the independent registered public accounting firm that audits our books and records. As a result, the Audit Committee, as a routine matter, pre-approved all services provided in fiscal year 2005 by the independent registered public accounting firm retained to audit our books and records.

Code of Conduct

Effective March 29, 2005, we adopted a Code of Conduct applicable to our Chief Executive Officer and Chief Financial Officer (who is our principal financial officer and principal accounting officer), which is compliant with Item 406 of Regulation S-K. In November 2005, our Board adopted a new, revised Code of Conduct. Our revised Code of Conduct is filed as an exhibit to this annual report.

Item 11. Executive Compensation

The following table summarizes information concerning the compensation awarded, paid to or earned by our Chief Executive Officer and our four other most highly compensated executive officers who were serving as executive officers at the end of fiscal 2005. The individuals named in the table will be referred to as our named executive officers:

Summary Compensation Table

					Long Term Compensation
	Annual Compensation							Awards
Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation		Restricted Stock Award(s)	Securities Underlying Options	Long Term Incentive Plan Payouts	All Other Compensation
Dale B. Smith President and Chief Executive Officer	2005	$379,167	$3,373,920	$410,332	(3)	—	—	—	—
	2004	350,000	2,245,320		(1)	—	—	—	—
	2003	350,000	1,273,327		(1)	—	—	—	—
Thomas E. Fish Interim Chief Financial Officer and President, Anvil Segment (2)	2005	262,500	874,700	112,293	(3)	—	—	—	—
	2004	245,000	378,800		(1)	—	—	—	—
	2003	245,000	158,600		(1)	—	157,500	—	—
George P. Bukuras Vice President, Chief Compliance Officer, General Counsel and Secretary (2)	2005	210,417	468,600		(1)	—	—	—	—
	2004	200,000	311,850		(1)	—	—	—	—
	2003	198,333	176,851		(1)	—	—	—	—
Darrell Jean Vice President, Business Development (2)	2005	200,000	468,600	107,278	(3)	—	—	—	—
	2004	188,333	561,330		(1)	—	—	—	—
	2003	177,500	318,332		(1)	—	157,500	—	—
Doyce Gaskin Vice President, Manufacturing, Mueller Segment	2005	176,667	534,927	103,617	(3)	—	—	—	—
	2004	165,000	450,847		(1)	—	—	—	—
	2003	158,333	284,326		(1)	—	157,500	—	—

(1)          The amount is less than $50,000 and 10.0% of annual compensation for that individual.

(2)          Mr. Fish served as our Interim Chief Financial Officer from January 27, 2005 until November 7, 2005, and effective March 1, 2005, Mr. Fish’s base salary was increased to $275,000. Mr. Jean served as our Chief Financial Officer through January 26, 2005. From February 18, 2005 until November 30, 2005, Mr. Jean served as our Vice President, Business Development. As of November 30, 2005, Mr. Jean’s employment by the Company or any of its affiliates or subsidiaries was terminated. Effective November 4, 2005, Mr. Bukuras’s employment by the Company or any of its affiliates or subsidiaries was terminated.

(3)          Other annual compensation includes, among other items, compensation payments made to current employees and directors to offset additional taxes owed by them as a result of the revaluation of compensation paid in Mueller Water stock in 2004 as follows:  Mr. Smith, $386,538; Mr. Fish, $98,696; Mr. Jean, $98,696; and Mr. Gaskin, $98,696. The aggregate amount of all other items included is less than $50,000 and 10.0% of annual compensation for that individual.

Stock Option and Stock Appreciation Rights

No grants of stock options to purchase shares of our common stock or stock appreciation rights were made to our named executive officers during the fiscal year ended September 30, 2005.

Exercises and Holdings of Stock Options and Stock Appreciation Rights

None of our named executive officers held stock options or stock appreciation rights at year end and none exercised stock options to purchase shares of our common stock or stock appreciation rights during the fiscal year ended September 30, 2005. Our April 2004 recapitalization constituted a “recapitalization” (as defined under the award agreement) which caused all outstanding options to vest concurrently with the April 2004 recapitalization. All such options were cancelled and shares subject to transfer restrictions were issued to each option holder. See “Item 13.—Certain Relationships and Related Party Transactions—Proceeds of the April 2004 Recapitalization” for information about proceeds of the recapitalization.

Long-Term Incentive Plan Awards

We do not have any long-term incentive plans.

Pension Plan

None of our named executive officers participate in any defined benefit pension plan. Our named executive officers participate in either the Mueller 401(k) plan or the Walter Industries, Inc. 401(k) plan, under which they receive matching company contributions.

Stock Option and Incentive Plans

Amended and Restated Mueller Water Products, LLC Management Incentive Plan

The Amended and Restated Mueller Water Products, LLC (“Mueller Water”) Management Incentive Plan has been effective since August 31, 2000. The plan provides for the grant of incentive stock options and non-qualified stock options. Upon the completion of the April 2004 recapitalization, Mueller Water cancelled all then-outstanding stock options, which vested in connection with the recapitalization, and granted shares of Mueller Water common stock subject to transfer restrictions on a one-for-one basis. These shares are vested but will be subject to restrictions regarding their transferability. No options have been granted since the recapitalization, and none are currently expected to be granted.

Mueller Water Products, LLC Direct Investment Program

The Mueller Water Products, LLC Direct Investment Program was effective as of August 31, 2000. Each participant was entitled to purchase that number of shares of Mueller Water common stock set forth by the plan. Pursuant to the plan, one-half of the shares purchased by each participant were purchased through non-recourse loans granted by Mueller Water. In connection with the completion of the April 2004 recapitalization, all such participant loans were repaid in full. After our acquisition by the DLJ Merchant Banking funds, our named executive officers purchased 6,200,000 shares of Mueller Water common stock pursuant to the plan, and on February 12, 2003, Dale B. Smith purchased an additional 476,244 shares of Mueller Water common stock pursuant to the plan. Mueller Water had authorized a maximum of 10,000,000 shares of Mueller Water common stock for participants under the plan, all of which have been purchased as of September 30, 2005.

Employee Agreements and Compensation Arrangements

Dale B. Smith.   We have entered into an executive employment agreement with Mr. Smith, our President and Chief Executive Officer. The following is a description of the material terms of this agreement.

The term of the agreement commenced on August 16, 1999 for an initial term of three years thereafter, and it renews on each anniversary of the commencement date for an additional one-year period, unless Mr. Smith’s employment is terminated earlier in accordance with the agreement.

The agreement provides for an initial base salary of $300,000, as adjusted upward by an amount that at least reflects any cost of living increase, as determined by the consumer price index. Pursuant to the agreement, Mr. Smith participates in an annual bonus plan providing for an opportunity of not less than 36.0% of a performance based bonus pool established by our board of directors. Historically, performance has been measured by determining our earnings before interest, taxes, depreciation and amortization (as described in further detail in Mr. Smith’s agreement); however, performance objectives may be modified by our board of directors. Mr. Smith is also entitled to participate in the employee benefit plans, programs and arrangements as are customarily accorded to our executives.

The agreement provides that Mr. Smith’s employment may terminate upon his death or total disability, by us with or without cause or by Mr. Smith if he experiences a constructive termination without cause. If we terminate Mr. Smith’s employment without cause or if he is constructively terminated, then Mr. Smith is entitled to the following:

•       continued payment of 18 months’ base salary;

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

•       the right to sell to us the equity interest described above and all shares previously acquired in connection with such equity interest at a price equal to the fair market value of such equity interest and such shares as of the date of sale; and

•       continued participation in benefits until the earlier of the 18-month anniversary of the date of Mr. Smith’s termination of employment or such time as he is eligible to receive comparable benefits from subsequent employment or self-employment.

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

Thomas E. Fish and Doyce Gaskin.   On June 17, 2005, the Company entered into an employment agreement with Thomas E. Fish relating to his employment with the Company, effective January 1, 2005, in the positions of Interim Chief Financial Officer and President of the Anvil segment of the Company’s business. In addition, on June 17, 2005, the Company entered into an employment agreement with Doyce Gaskin relating to his employment with the Company, effective June 1, 2005, in the position of Vice President, Manufacturing—Mueller Segment.

The term of employment under each employment agreement is one year, commencing on the effective date, and renewing thereafter for successive periods of one year each.

Under his employment agreement, Mr. Fish’s annual base salary from January 1, 2005 through February 28, 2005 was $245,000 and from and after March 1, 2005 is $275,000. Mr. Gaskin’s annual base salary is $200,000 under his employment agreement.  Each employment agreement provides that the covered employee’s base salary shall be reviewed no less frequently than annually by the compensation committee of the board of directors of the Company and shall be increased by an amount that is at least equal to the greater of: (i) 4% of the employee’s base salary in effect immediately prior to such adjustment, or (ii) the product of (A) the cost of living increase (as defined in each employment agreement) and (B) the employee’s base salary in effect immediately prior to such adjustment.

Mr.  Fish is entitled under his employment agreement to receive an annual bonus equivalent to not less than 30% of the bonus pool applicable to compensate senior executives of the Company’s Anvil segment, and, for the fiscal year ending September 30, 2005, a discretionary bonus of not less than $200,000. Mr. Gaskin is entitled under his employment agreement to receive an annual bonus equivalent to not less than 15% of the bonus pool established from time to time by the board of directors based on the annual EBITDA of the Mueller segment operating units set forth in his employment agreement. Each employee also is entitled to participate in the benefit programs available to Company employees generally, and employees in the class of senior executives of the Company.

Under each employment agreement, if the covered employee’s employment is terminated by the Company without cause, other than upon his death or disability (as defined in each employment agreement), or by the employee for good reason (as defined in each employment agreement) the employee will be entitled to receive payment of a severance benefit in an amount equal to the sum of (A) 18 months’ base salary, plus (B) 150% of the annual bonus paid or payable to the employee for the fiscal year immediately preceding the fiscal year in which termination occurs. In addition, the Company will waive its rights of repurchase with respect to any of the equity securities of the Company then held by the covered employee. The Company’s obligation to make such severance payments is conditioned upon the execution by the employee of a release of the Company and certain other parties from certain complaints, claims, demands, liabilities and rights.  These severance rights supersede and replace any rights these employees had to severance under any other arrangement or agreement with the Company, including the Company’s Key Employee Severance Plan.

In the event a covered employee’s employment is terminated as a result of his death or disability, he or his heirs or estate, as applicable, will be entitled to receive the employee’s base salary through the end of the fiscal year in which the termination occurs, reimbursement of expenses incurred prior to such termination and any bonus payment payable to the employee for the fiscal year in which the termination occurs, prorated through the date of termination.

Both employees are subject to certain confidentiality and non-competition provisions under the employment agreements.

George P. Bukuras.   As of February 1, 2003, the Company entered into an employment agreement with Mr. Bukuras, our former Vice President, General Counsel, Chief Compliance Officer and Secretary. Mr. Bukuras was terminated as of right and other than for “Cause” effective November 4, 2005, on which date he resigned from all positions at the Company and its subsidiaries. Upon termination Mr. Bukuras executed the release that was attached to his employment agreement. The following summarizes the severance terms applicable to Mr. Bukuras pursuant to his employment agreement.

Upon termination other than for “Cause” Mr. Bukuras became entitled to a lump-sum severance payment, payable no earlier than six (6) months after his termination date in an amount equal to the sum of:

•       18 months’ base salary; and

•       150.0% of the bonus paid or payable to him for the fiscal year immediately preceding the fiscal year in which such termination of employment occurs.

Darrell Jean.   As of February 18, 2005, our subsidiary, the Company entered into an employment agreement with Mr. Jean relating to his employment with us in the position of Vice President, Business Development. Mr. Jean previously served as our Chief Financial Officer and was replaced by Mr. Fish on January 27, 2005. Mr. Jean was terminated as of right and other than for “Cause” effective November 30, 2005, on which date he resigned from all positions at the Company and its subsidiaries. Upon termination Mr. Jean executed the release that was attached to his employment agreement. The following summarizes the severance terms applicable to Mr. Jean pursuant to his employment agreement.

Because Mr. Jean was terminated without cause on or before December 31, 2006, he is entitled to receive payment of a severance benefit in an amount equal to the greater of: (I) the sum of the unpaid salary and annual bonus through December 31, 2007, the last day of his employment agreement term, or (II) the sum of (A) 18 months’ salary, plus (B) 150.0% of the annual bonus paid or payable to Mr. Jean for the fiscal year immediately preceding the fiscal year in which termination occurred. The severance benefit will be paid no sooner than six months after the termination date in equal monthly installments. The Company will pay severance based upon the option set forth above as item (II). In the event that this yields an amount that is less than the payment that would have been due pursuant to payment option (I) above, the Company will pay the difference to Mr. Jean on or about December 31, 2007.

Mueller Group, Inc. Key Employee Severance Plan.   Effective as of March 1, 2003, we implemented a key employee severance plan. Under the plan, an eligible employee will receive severance pay:

•       if he or she is terminated by us because of a lack of work, the elimination of his or her position or any other reason other than for “cause” (as defined in the plan); or

•       if he or she resigns as a result of a “constructive termination without cause” (as defined in the plan),

in either case where such termination of employment occurs within 12 months following the “change of control” effected by the Walter Industries acquisition.  The plan divides eligible employees into two classes, Class A Employees and Class B Employees, and provides that for Class A Employees, severance pay will equal 18 months of the eligible employee’s annual base salary, and for Class B Employees, severance pay will equal 12 months of the eligible employee’s annual base salary, in each case at the salary rate in effect on the effective date of the employee’s termination of employment. Payment of severance pay will be made in equal monthly installments commencing on the first payroll date after the effective date of an employee’s employment, unless the employee is a “specified employee” and not subject to any exemptions under Internal Revenue Code Section 409A, in which case, payment of severance pay will be made in equal monthly installments commencing at least six months after the employee’s termination of employment. Severance pay will generally be reduced by any other severance benefits, pay in lieu of notice or other similar benefits payable to the eligible employee from or on behalf of us. If we rehire a person receiving severance pay under the plan, then such pay will cease immediately. The provision of severance pay is conditioned upon the eligible employee’s execution of a release of claims against us in the form provided by us.

Until June 17, 2005, the date on which he entered into an employment agreement with Mueller Group, Thomas E. Fish was an eligible employee under the Mueller Group Key Employee Severance Plan.

Director Compensation

For fiscal 2005, none of our directors received compensation for their services except Vincent Sarni, an independent director. Mr. Sarni received an annual fee of $20,000, payable in equal quarterly installments, and he was reimbursed for all reasonable out-of-pocket expenses incurred in connection with his service as a director. In 2005 the former board of directors approved an additional one-time fee of $200,000 for Mr. Sarni in recognition of the significant increase in time and effort spent in his role as audit committee chairman during the Company’s internal investigation and subsequent restatement of prior year earnings.

Mr.  Sarni was also granted options to purchase 50,000 shares of our common stock at an exercise price of $1.00 per share pursuant to the Amended and Restated Mueller Water Products, LLC Management Incentive Plan. These options vested in connection with the April 2004 recapitalization and were cancelled and shares subject to transfer restrictions were issued to Mr. Sarni. In 2005, compensation payments were made to all eligible current employees and directors to offset additional taxes owed by them as a result of the revaluation of compensation paid in Mueller Water stock in 2004 which, Mr. Sarni received $5,154.

Item 12. Security Ownership of Certain Beneficial Owners and Management

On October 3, 2005, in connection with the acquisition of the Company by Walter Industries, Inc., all shares of the Company’s common stock outstanding immediately prior to the transaction, including warrants relating to the Company’s stock, were converted into rights to receive cash equal to the merger consideration amount specified in the agreement and plan of merger dated June 17, 2005 among the Company, Walter Industries and others. As of October 3, 2005, the Company was converted into a limited liability company under Delaware law, and issued a single membership interest, representing 100% of the Company’s outstanding equity as of October 3, 2005, to a wholly-owned subsidiary of Walter Industries, Inc., whose principal business address is 4211 W. Boy Scout Boulevard, Tampa, Florida  33607.

The following table furnishes information, as of December 15, 2005, as to: (i) shares of common stock of our ultimate parent company, Walter Industries, Inc., that are beneficially owned by each current director, each nominee for director and each named executive officer of the Company named in the Summary Compensation Table herein; and (ii) shares of Walter Industries, Inc. common stock beneficially owned by all current directors and executive officers of the Company as a group. Except as indicated below, to the knowledge of the Company, each person indicated in the following table has sole voting and investment power as to the shares shown.

Name of Beneficial Owner	Number of Shares of Walter Industries, Inc. Common Stock Beneficially Owned(1)		Percent of Walter Industries Common Stock Outstanding
Gregory E. Hyland, Director	0		*
William F. Ohrt, Director	40,099.80		*
Victor P. Patrick, Director	25,771.32		*
Joseph J. Troy, Director	39,644.87		*
Dale B. Smith, President and Chief Executive Officer and Director	0		*
Thomas E. Fish, President, Anvil Segment and former Interim Chief Financial Officer	0		*
Doyce Gaskin, Vice President, Manufacturing, Mueller Segment	0		*
George P. Bukuras, former Vice President, Chief Compliance Officer, General Counsel and Secretary	0		*
Darrell Jean, former Vice President, Business Development	0		*
All directors and named executive officers as a group	[110,130.04	]	*

*                    Less than 1% of outstanding Walter Industries, Inc. common stock.

(1)          In accordance with the rules of the SEC, beneficial ownership includes voting or investment power with respect to securities and includes shares issuable pursuant to options or conversion rights that are exercisable within 60 days of December 15, 2005.

Securities Authorized for Issuance Under Equity Compensation Plans

We had an Amended and Restated Management Incentive Plan under which compensatory stock options representing 15 million shares of the Company’s common stock, subject to adjustment, were authorized for issuance to employees and directors. We also had a Direct Investment Program under which certain employees purchased our common stock at a price equal to fair value at the time of the purchase, and we loaned employees up to 50% of the total purchase price on a non-recourse basis. As of September 30, 2005, there were no options outstanding under the Amended and Restated Management Incentive Plan and no shares remaining for purchase under the Direct Investment Program.  Further, as noted above, as of October 3, 2005, all equity securities of the Company outstanding immediately prior to October 3, 2005 were converted into rights to receive cash under the merger agreement pursuant to which Walter Industries acquired the Company; and, as of October 3, 2005, Walter Industries became the owner indirectly of 100% of the Company’s equity securities (being a limited liability company interest).

Item 13. Certain Relationships and Related Party Transactions

Financial Advisory Fees and Agreements

Throughout the fiscal year ended September 30, 2005, substantially all of the outstanding shares of our common stock were held by the Donaldson, Lufkin & Jenrette (“DLJ”) Merchant Banking funds. As a result of their stock ownership, the DLJ Merchant Banking funds controlled the Company and had the power to elect all of the Company’s directors, appoint new management and approve any action requiring the approval of the holders of common stock, including adopting amendments to the Company’s certificate of incorporation and approving acquisitions or sales of all or substantially all of the Company’s assets. The directors elected by the DLJ Merchant Banking funds had the ability to control decisions affecting the Company’s capital structure, including the issuance of additional capital stock, the implementation of stock repurchase programs and the declaration of dividends.

We paid DLJ Merchant Banking II, Inc. an annual advisory fee of $500,000 in connection with a financial advisory agreement. This agreement terminated on October 3, 2005 in connection with the purchase of the Company by Walter. Additionally, at September 30, 2004 we had payable to DLJ Merchant Banking II $1.0 million as a one-time advisory fee permitted upon the amendment of our senior credit facility.

Under the DLJ financial advisory agreement, Credit Suisse First Boston LLC, an affiliate of the DLJ Merchant Banking funds (“Credit Suisse”), was entitled to receive fees in connection with investment banking and financial arranger services provided by Credit Suisse to the Company.  Pursuant to the financial advisory agreement, on October 3, 2005, we paid Credit Suisse $14,788,860, including fees that were contingent on the sale of the Company and reimbursement of expenses, in connection with the consummation of the acquisition of the Company by Walter Industries. In addition, in fiscal year 2005, we paid Credit Suisse approximately $0.5 million for services provided by Credit Suisse as Administrative Agent under our 2004 Senior Credit Facility. As noted above, the relationships with Credit Suisse under the financial advisory agreement and our 2004 Senior Credit Facility were terminated on October 3, 2005, in connection with the purchase of the Company by Walter Industries and the refinancing of our 2004 Senior Credit Facility on that date.

Acquisition by Walter Industries

Payment of Merger Consideration

As of immediately prior to October 3, 2005, the DLJ Merchant Banking Funds owned approximately 88.7% of the then outstanding shares of Company common stock, including shares into which the then outstanding warrants for shares of Company common stock were exercisable. In addition, as of immediately prior to October 3, 2005, certain of directors and our named executive beneficially owned shares of the Company’s common stock.

In connection with the acquisition of the Company by Walter Industries, on October 3, 2005, all of the Company’s outstanding shares of common stock and warrants were converted into the right to receive cash equal to the merger consideration set forth in the agreement and plan of merger dated as of June 17, 2005 among the Company, Walter Industries, Inc. and others. Under the merger agreement, $25 million of the total purchase price was placed into an escrow fund pending resolution of the purchase price adjustment pursuant to the merger agreement. As a result, total merger consideration is payable in two installments: the initial installment, calculated based on the acquisition price, net of the escrow amount, the Company’s debt and other items as provided in the merger agreement, and equal to approximately $3.69 per share, and a subsequent installment, equal to the amount of the escrow fund remaining after the purchase price adjustment contemplated by the merger agreement, which would equal approximately $0.10 per share if the purchase price is not adjusted. As of the date hereof, the purchase price adjustment has not been agreed to and the escrow fund has not been released to fund any purchase price adjustment or the subsequent installment of merger consideration.

The following table lists the shares of Company common stock beneficially owned prior to October 3, 2005 by our directors who served on our Board of Directors during fiscal 2005, our named officers and the DLJ Merchant Banking funds and the initial installment of merger consideration paid to them upon consummation of the Walter Industries acquisition. Other than Dale B. Smith, none of our current directors beneficially owned shares of Company common stock.

Name of Beneficial Owner	Shares of Mueller Water Products Common Stock Beneficially Owned Immediately prior to October 3, 2005	Initial Merger Consideration Paid to Beneficial Owner
DLJ Merchant Banking Partners II, L.P. and related investors	190,295,733	$701,713,264
Dale B. Smith, President and Chief Executive Officerand Director	9,226,244	34,021,666
Thomas E. Fish, President, Anvil Segment and former Interim Chief Financial Officer	1,457,500	5,269,934
Doyce Gaskin, Vice President, Manufacturing, Mueller Segment	1,207,500	4,366,000
George P. Bukuras, former Vice President, Chief Compliance Officer, General Counsel and Secretary	150,000	542,360
Darrell Jean, former Vice President, Business Development	1,357,500	4,908,360
Vincent Sarni, former Director	50,000	180,787

Transaction Bonuses

In connection with the acquisition of the Company by Walter Industries, certain named executive officers of the Company were entitled to receive transaction bonuses upon consummation of the acquisition. In August 2005, the transaction bonuses were approved by our Board of Directors and by disinterested holders of over 75% of the shares of common stock of the Company then outstanding. The following table lists the transaction bonuses paid to our named executive officers on October 3, 2005 upon consummation of the Walter Industries acquisition.

Named Executive Officer	Transaction Bonus Paid
Dale B. Smith, President and Chief Executive Officerand Director	$3,500,000
Thomas E. Fish, President, Anvil Segment and former Interim Chief Financial Officer	1,000,000
Doyce Gaskin, Vice President, Manufacturing, Mueller Segment	750,000
George P. Bukuras, former Vice President, Chief Compliance Officer, General Counsel and Secretary	1,000,000
Darrell Jean, former Vice President, Business Development	1,500,000

Investors’ Agreement

We, the DLJ Merchant Banking funds, certain other institutional investors and our management stockholders had entered into an investors’ agreement that terminated upon consummation of the acquisition of the Company by Walter Industries, Inc.

Indebtedness of Management

Under our Direct Investment Program, certain employees, including the named executive officers, were allowed to purchase shares of our common stock at a price equal to the fair value at the time of purchase. Pursuant to the plan, one-half of the shares purchased by each participant were purchased through non-recourse loans granted by us. These loans accrued interest at 8.5% per annum, payable upon repayment of the loan. Since October 1, 2002, the following named executive officers received such loans, including accrued interest as of April 15, 2004:

Name	Largest aggregate amount of loans outstanding since October 1, 2002
Dale B. Smith	$3,362,307
Thomas E. Fish	336,231
George P. Bukuras	33,623
Darrell Jean	268,985
Doyce Gaskin	168,115

The loans were repaid in connection with the April 2004 recapitalization. See “Item 11.—Executive Compensation—Stock Option and Incentive Plans—Mueller Water Products, Inc. Direct Investment Program” and “—Proceeds of the April 2004 Recapitalization.”

Proceeds of the April 2004 Recapitalization

In connection with the April 2004 recapitalization, holders of our common stock received $1.91 per share and holders of our then-outstanding options received the excess of the per share dividend to our common stockholders over the exercise price of their options. As a result, the named executive officers received approximately $18.7 million of the proceeds, including $13.0 million, $1.7 million, $0.2 million, $1.6 million and $1.3 million for Messrs. Smith, Fish, Bukuras, Jean and Gaskin, respectively. The named executive officers repaid an aggregate of $3.1 million in principal and $1.1 million in accrued interest as of April 15, 2004 for loans made by us to help them purchase our common stock with a portion of the proceeds received by them. See “—Indebtedness of Management.”

Item 14. Principal Accountant Fees and Services

The following table presents information concerning fees paid to PricewaterhouseCoopers LLP (“PwC”) in each of those years.

	2005	2004
	(in thousands)
Audit fees(1)	$2,163.1	$2,238.8
Audit-related fees(2)	$716.3	$121.9
Tax fees(3)	$48.1	$145.8
Other(4)	$54.8	$—

(1)          These are fees for professional services performed by PwC for (1) the annual audit and quarterly reviews of our consolidated financial statements, (2) assistance with comfort letters related to our securities offerings and (3) consents filed in our registration statements.

(2)          These are fees for assurance and related services performed by PwC that are reasonably related to the performance of the audit or review of our financial statements but not described in item (1) above, primarily attributable to fees related to potential acquisitions and sales that were not completed.

(3)          These are fees for professional services performed by PwC with respect to tax compliance, tax advice and tax planning. This primarily includes tax review services performed in connection with our federal, state and foreign tax returns and tax advice and assistance regarding statutory, regulatory or administrative developments.

(4)          These are fees for professional services performed by PwC with respect to time spent by PwC audit staff during a third party review of audit workpapers in connection with the sale process of the Company.

Audit Committee’s Pre-Approval Policies and Procedures

For most of fiscal 2005, our Audit Committee was composed of two members of the Board of Directors:  Joseph Lucke, who resigned effective June 1, 2005, and Vincent Sarni, who was independent. As of November 2005, our Board of Directors appointed the Audit Committee of the Walter Industries Board of Directors to serve as the Audit Committee for the Company and its parent, Mueller Water.

During fiscal 2005, the Audit Committee was responsible for appointing, setting compensation for, and overseeing the work of the independent registered public accounting firm. As a result, the Audit Committee, as a routine matter, pre-approved all services provided by the independent registered public accounting firm.

Accordingly, all services provided by PricewaterhouseCoopers LLP in 2004 following the date the Company and Mueller Group became subject to SEC rules and regulations and in 2005 were pre-approved by the Audit Committee as described above. None of such services were approved pursuant to the procedures described in Rule 2-01(c)(7)(i)(C) of Regulation S-X, which waives the general requirement for pre-approval in certain circumstances.

PART IV

Item 15.      Exhibits and Financial Statements

(a)   Financial Statements

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of September 30, 2005 and 2004
Consolidated Statements of Operations for the Fiscal Years Ended September 30, 2005, 2004 and 2003
Consolidated Statements of Shareholders' Deficit and Redeemable Preferred Stock for the Fiscal Years Ended September 30, 2005, 2004 and 2003
Consolidated Statements of Cash Flows for the Fiscal Years Ended September 30, 2005, 2004 and 2003
Notes to Consolidated Financial Statements

(b)   Exhibits

EXHIBIT NO.	DOCUMENT
2.1

Agreement and Plan of Merger dated as of June 17, 2005 among Mueller Water Products, Inc., Walter Industries, Inc., JW MergerCo, Inc. and DLJ Merchant Banking II, Inc., as stockholders’ representative(6)

3.1	Certificate of Incorporation of Mueller Group, Inc.(1)
3.1.1	Certificate of Formation of Mueller Group, LLC together with Certificate of Conversion to Limited Liability Company of Mueller Group, Inc.*
3.2	Limited Liability Company Agreement of Mueller Group, LLC*
4.1

Indenture, dated as of April 23, 2004, among Mueller Group, Inc., the Guarantors party thereto and Law Debenture Trust Company of New York for the Second Priority Senior Secured Floating Rate Notes due 2011(2)

4.2	Indenture, dated as of April 23, 2004, among Mueller Group, Inc., the Guarantors party thereto and Law Debenture Trust Company of New York for the 10% Senior Subordinated Notes due 2012(1)
4.3	Intercreditor Agreement, dated as of April 23, 2004, among Mueller Group, Inc., Credit Suisse First Boston and Law Debenture Trust Company of New York(1)

The Company has not filed certain debt instruments with respect to long-term debt that does not exceed ten percent of the total assets of the Company and its subsidiaries on a consolidated basis. The Company hereby agrees to furnish a copy of such instruments to the Commission upon request

10.1	Amended and Restated Mueller Water Products, Inc. Management Incentive Plan effective as of February 10, 2003(1)**
10.2	Mueller Water Products, Inc. Direct Investment Program, effective as of August 31, 2000(1)**
10.3	Second Amended and Restated Credit Agreement, dated as of April 23, 2004, among Mueller Group, Inc., the Guarantors party thereto and the lenders party thereto(2)
10.3.1	First Amendment to the Second Amended and Restated Credit Agreement(3)
10.3.2	Waiver dated as of February 4, 2005 under the Second Amended and Restated Credit Agreement(4)

10.4	Executive Employment Agreement, dated August 16, 1999, between Mueller Group, Inc. and Dale B. Smith(2)**
10.5	Employment Agreement, dated February 1, 2003, between Mueller Group, Inc. and George P. Bukuras(2)**
10.6	First Amended and Restated Mueller Group, Inc. Key Employee Severance Plan, effective as of March 1, 2003(7)**
10.7

Financial Advisory Agreement, dated July 23, 1999, between Hydrant Acquisition Corp., Mueller Group, Inc. and Credit Suisse First Boston LLC (as successor to Donaldson, Lufkin & Jenrette Securities Corporation)(2)

10.7.1	Assignment of Financial Advisory Agreement, dated April 27, 2004, between Hydrant Acquisition Corp, Credit Suisse First Boston LLC and DLJ Merchant Banking II, Inc.(2)
10.7.2	Amendment to Financial Advisory Agreement, dated September 23, 2004 between Mueller Holdings (N.A.), Inc., Mueller Group, Inc. and DLJ Merchant Banking II, Inc. *
10.8	Employment Agreement, dated as of February 18, 2005, between Mueller Group, Inc. and Darrell Jean(5)**
10.9	Employment Agreement, dated as of June 17, 2005, between Mueller Group, Inc. and Thomas E. Fish (7)**
10.10	Employment Agreement, dated as of June 17, 2005, between Mueller Group, Inc. and Doyce Gaskin (7)**
10.11

Credit Agreement dated as of October 3, 2005 among Mueller Group, LLC, Bank of America, N.A., as administrative agent, Morgan Stanley Senior Funding, Inc., as syndication agent, Caylon New York Branch, Fifth Third Bank and JPMorgan Chase Bank, N.A., as co-documentation agents, and the other lenders named therein (8)

14.1	Code of Conduct*
21.1	Subsidiaries of Mueller Group, LLC.*
31.1	Rule 13a-14(a) Certification of Chief Executive Officer*
31.2	Rule 13a-14(a) Certification of Chief Financial Officer*
32.1	Section 1350 Certification of Chief Executive Officer*
32.2	Section 1350 Certification of Chief Financial Officer*

(1)   Previously filed on July 19, 2004 as an exhibit to Mueller Group, Inc.'s Registration Statement on Form S-4 (No. 333-117473).

(2)   Previously filed as an exhibit to Mueller Water Products, Inc.’s Registration Statement on Form S-1 (No. 333-116590) and incorporated herein by reference.

(3)   Previously filed as an exhibit to the Form 8-K of Mueller Group, Inc. filed on August 27, 2004.

(4)   Previously filed as an exhibit to the Form 8-K of Mueller Group, Inc. filed on February 7, 2005.

(5)   Previously filed as an exhibit to the Form 8-K of Mueller Group, Inc. filed on February 24, 2005.

(6)   Previously filed as an exhibit to the Form 8-K of Mueller Water Products, Inc. filed on June 21, 2005.

(7)   Previously filed as an exhibit to the Form 8-K of Mueller Group, Inc. filed on June 21, 2005.

(8)   Previously filed as an exhibit to the Form 8-K of Mueller Group, LLC filed on October 5, 2005.

*       Filed herewith.

**    Compensatory plan or arrangement.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of
Mueller Group, LLC
(formerly Mueller Group, Inc.)

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, shareholders’ deficit and redeemable preferred stock and of cash flows present fairly, in all material respects, the financial position of Mueller Group, LLC, at September 30, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2005, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, the Company has restated its 2004 and 2003 consolidated financial statements.

/s/ PRICEWATERHOUSECOOPERS LLP

Chicago, Illinois
December 16, 2005

MUELLER GROUP, LLC (FORMERLY MUELLER GROUP, INC.)
CONSOLIDATED BALANCE SHEETS

	September 30, 2005	September 30, 2004 (restated)
	(dollars in millions)
Assets
Cash and cash equivalents	$112.8	$60.5
Receivables, net	177.4	162.0
Inventories	303.0	260.2
Income tax receivable	—	4.1
Deferred income taxes	27.7	21.8
Prepaid expenses	31.1	28.9
Total current assets	652.0	537.5
Property, plant and equipment, net	168.0	186.8
Deferred financing fees, net	29.0	33.8
Deferred income taxes	10.9	6.5
Other long-term assets	1.5	0.8
Identifiable intangibles, net	52.4	55.2
Goodwill	163.2	163.2
Total assets	$1,077.0	$983.8
Liabilities
Accounts payable	$63.3	$57.6
Current portion of long-term debt	3.8	3.2
Accrued expenses	103.0	85.5
Total current liabilities	170.1	146.3
Long-term debt	926.2	929.4
Accrued pension liability	37.7	29.2
Other long-term liabilities	1.5	7.8
Total liabilities	1,135.5	1,112.7
Commitments and contingencies (Note 9)	—	—
Shareholders’ deficit:
Common stock—$0.01 par value (100 shares authorized and issued)	—	—
Accumulated deficit	(48.9)	(112.9)
Accumulated other comprehensive loss	(9.6)	(16.0)
Total shareholders’ deficit	(58.5)	(128.9)
Total liabilities and shareholders’ deficit	$1,077.0	$983.8

The accompanying notes are an integral part of the financial statements.

MUELLER GROUP, LLC (FORMERLY MUELLER GROUP, INC.)
CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Years Ended
	Sept 30, 2005	Sept 30, 2004	Sept 30, 2003
		(restated)	(restated)
	(dollars in millions)
Net sales	$1,148.9	$1,049.2	$922.9
Cost of sales	802.3	750.5	681.8
Gross profit	346.6	298.7	241.1
Operating expenses:
Selling, general and administrative	172.1	184.9	148.2
Facility rationalization, restructuring and related costs	1.7	0.9	1.7
Total operating expenses	173.8	185.8	149.9
Income from operations	172.8	112.9	91.2
Interest expense, net of interest income	(70.2)	(56.3)	(35.9)
Income before income taxes	102.6	56.6	55.3
Provision for income taxes	38.6	17.9	22.7
Net income	$64.0	$38.7	$32.6

The accompanying notes are an integral part of the financial statements.

MUELLER GROUP, LLC (FORMERLY MUELLER GROUP, INC.)
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT AND
REDEEMABLE PREFERRED STOCK
FOR THE THREE YEARS ENDED SEPTEMBER 30, 2005

	Additional Paid in Capital	Accumulated Deficit	Comprehensive Income (Loss)	Accumulated Other Comprehensive Loss	Total	Redeemable Preferred Stock
	(dollars in millions)
Balance at September 30, 2002	158.1	(47.5)		(29.6)	81.0	82.4
Capital contribution from Mueller Water	0.7	—		—	0.7	—
Accretion of redeemable preferred stock	(14.2)	—		—	(14.2)	14.2
Employee stock compensation	0.7	—		—	0.7	—
Comprehensive income
Net income	—	32.6	$32.6	—	32.6	—
Foreign currency translation adjustments	—	—	10.4	10.4	10.4	—
Increase in additional minimum pension liability	—	—	(1.3)	(1.3)	(1.3)	—
Comprehensive income			$41.7
Balance at September 30, 2003	145.3	(14.9)		(20.5)	109.9	96.6
Accretion of redeemable preferred stock	(9.9)	—		—	(9.9)	9.9
Retirement of preferred stock by Mueller Water	106.5	—		—	106.5	(106.5)
Dividends paid to Mueller Water	(263.1)	(136.7)	—	—	(399.8)
Employee stock compensation	21.2	—		—	21.2	—
Comprehensive income
Net income	—	38.7	$38.7	—	38.7	—
Foreign currency translation adjustments	—	—	4.3	4.3	4.3	—
Decrease in additional minimum pension liability	—	—	0.2	0.2	0.2	—
Comprehensive income			$43.2
Balance at September 30, 2004	—	(112.9)		(16.0)	(128.9)	—
Comprehensive income
Net income	—	64.0	$64.0	—	64.0	—
Foreign currency translation adjustments	—	—	8.1	8.1	8.1	—
Increase in additional minimum pension liability	—	—	(1.7)	(1.7)	(1.7)	—
Comprehensive income			$70.4
Balance at September 30, 2005	$—	$(48.9)		$(9.6)	$(58.5)	$—

The accompanying notes are an integral part of the financial statements.

MUELLER GROUP, LLC (FORMERLY MUELLER GROUP, INC.)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Years ended
	September 30, 2005	September 30, 2004 (restated)	September 30, 2003 (restated)
	(dollars in millions)
Operating Activities
Net income	$64.0	$38.7	$32.6
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	43.5	46.0	47.2
Amortization of intangibles	2.8	16.0	17.1
Amortization of deferred financing fees	4.8	3.4	2.7
Amortization of tooling	2.1	2.3	2.0
Write off of deferred financing fees	—	7.0	—
Non-cash stock compensation	—	8.6	0.7
Realized gain on interest rate swaps	(5.2)	(12.5)	(13.3)
Deferred income taxes	(9.3)	(3.0)	0.3
Asset impairments	0.5	0.1	1.4
(Gain) Loss on disposals of property, plant and equipment	(0.3)	1.6	—
Changes in assets and liabilities, net of the effects of acquisitions:
Receivables	(12.6)	(21.7)	(2.4)
Inventories	(38.8)	(9.6)	(5.3)
Income tax receivable	4.1	(4.1)	—
Prepaid expenses	(4.6)	(1.1)	(3.5)
Pension, net	6.6	(2.7)	1.0
Accounts payable, accrued expenses and other current liabilities	16.6	18.5	3.5
Accrued royalty expense	—	—	(13.5)
Other, net	(0.4)	2.0	3.3
Cash flows provided by operating activities	73.8	89.5	73.8
Investing Activities
Additions to property, plant and equipment	(27.2)	(22.5)	(20.0)
Proceeds from sale of property, plant and equipment	2.2	—	—
Acquisition of businesses, net of cash acquired	—	(19.8)	(11.2)
Decrease in restricted cash	—	—	11.6
Cash flows used in investing activities	(25.0)	(42.3)	(19.6)
Financing Activities
Book overdrafts	4.8	3.3	(2.7)
Proceeds from short-term borrowings	—	9.2	—
Retirement of short-term debt	—	(9.2)	—
Proceeds from long-term debt	—	960.0	—
Retirement of long-term debt	(3.3)	(604.6)	(6.2)
Payment of deferred financing fees	—	(32.2)	—
Dividends paid (excluding amounts paid to optionholders)	—	(387.3)	—
Contributed capital	—	—	0.7
Cash flows provided by (used in) financing activities	1.5	(60.8)	(8.2)
Effect of exchange rate changes on cash	2.0	1.1	1.8
Increase (decrease) in cash and cash equivalents	52.3	(12.5)	47.8
Cash and cash equivalents
Beginning of period	60.5	73.0	25.2
End of period	$112.8	$60.5	$73.0
Supplemental Disclosures
Interest paid	$73.5	$50.4	$48.1
Income taxes paid	$40.6	$27.4	$9.0

The accompanying notes are an integral part of the financial statements.

The Company recorded facility rationalization, restructuring and related charges of $1.7 million, $0.9 million and $1.7 million for the years ended September 30, 2005, 2004 and 2003, respectively. A portion of these charges, consisting of write-offs of assets, were non-cash and are reconciled below:

	Fiscal Years ended
	September 30, 2005	September 30, 2004	September 30, 2003
	(dollars in millions)
Accrued expenses	$1.2	$0.4	$0.3
Non-cash	0.5	0.5	1.4
Total facility rationalization, restructuring and related costs	$1.7	$0.9	$1.7

The accompanying notes are an integral part of the financial statements.

MUELLER GROUP, LLC (FORMERLY MUELLER GROUP, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization

Mueller Group, LLC (formerly Mueller Group, Inc.) (“Group” or the “Company”) is a wholly-owned subsidiary of Mueller Water Products, LLC (formerly Mueller Water Products, Inc.) (“Mueller Water”). As of September 30, 2005, the Company has two reporting and operating segments, Mueller and Anvil. Our Mueller segment (formerly called “Water infrastructure”) is a manufacturer of valves, fire hydrants and other related products utilized in the distribution of water and gas and in water and wastewater treatment facilities. Our Anvil segment segment (formerly called “Piping systems”) is a manufacturer of cast iron and malleable iron pipe fittings, ductile iron couplings and fittings, pipe hangers and other related products for the plumbing, heating, mechanical, construction retail hardware and other related industries. Both segments have operations in the United States and Canada.

Fiscal Year End—The fiscal year of the Company ends on September 30.

Acquisition by Walter Industries

On October 3, 2005, pursuant to the agreement dated June 17, 2005, Walter Industries, Inc. (“Walter”) acquired all of the outstanding common stock of the our parent company, Mueller Water Products, LLC (“Mueller Water”) for a cash payment of $928.6 million. Approximately $1.05 billion of the Company’s indebtedness was assumed as part of the acquisition. In conjunction with the acquisition, through a series of transactions, U.S. Pipe, a wholly-owned subsidiary of Walter, was contributed by Walter Industries, Inc. to the Company.

Walter financed the acquisition of the common stock of Mueller Water with a combination of available cash, new debt, and borrowings under the 2005 Mueller Credit Agreement, as more fully described in Note 6 to the consolidated financial statements. The purchase price of the Company will be allocated to Mueller’s net tangible assets and identified intangible assets based on their fair values at October 3, 2005. The excess of the purchase price over net tangible and intangible assets will be recorded as goodwill. In accordance with generally accepted accounting principles the assets and liabilities of U.S. Pipe were contributed to the Company based on their book values as of October 3, 2005.

Note 2. Annual Restatements

In the course of finalizing the 2005 financial statements, the Company determined that certain items included in the consolidated financial statements were incorrect in annual and interim periods.

Effect of exchange rate changes on cash

In fiscal 2003 and 2004, the Company presented the entire change related to foreign currency translation in the “Effect of exchange rate changes on cash” line item in the Statements of Consolidated Cash Flows. The portion of cash flow changes related to increases or decreases in assets and liabilities associated with operating, investing and financing activities did not consider the amount of the change related to foreign currency translation.

Loss on disposal of property, plant and equipment

In fiscal 2004, the Company presented loss on disposal of property, plant and equipment as an investing activity in error, when it should have been presented as an adjustment in determining cash flows provided by operating activities.

Book overdrafts

In fiscal 2003 and 2004, cash accounts in book overdraft positions were netted with cash accounts where legal right of offset did not exist. On the balance sheet, cash and cash equivalents should have increased and a liability recorded with respect to such book overdrafts by comparable amounts. The change in the book overdraft should have been reflected as a financing activity and has been included in accounts payable in the Consolidated Balance Sheet.

Current and Non-current deferred income taxes

In 2004, the Company should have classified certain deferred income tax assets as current in the balance sheet, based on the nature of the underlying temporary difference, but included such temporary differences as non-current.

Misclassification of depreciation expense—In fiscal 2003 and 2004 the Company incorrectly classified certain depreciation expense amounts as selling, general, and administrative expense in the Consolidated Statement of Operations when it should have been reported as cost of sales. The restatement had no impact on the Company’s consolidated net income.

As a result of these findings, the Company has restated its annual and interim financial statements. The restatement had no impact on the Company’s net income or the consolidated statement of stockholders’ deficit for any of the prior periods presented. Certain items included in Other, net, in the statement of cash flows in prior periods are also presented as discrete items in the current year presentation and are included in the tables below.

The following tables set forth the effects of the adjustments discussed above on the financial statements for the years ended September 30, 2004 and 2003 as follows (dollars in millions):

	September 30, 2004		September 30, 2003
	As	As	As	As
Statements of Consolidated Cash Flows	Reported	Restated	Reported	Restated
Cash Flows From Operating Activities:
(Gain) loss on disposal of property, plant and equipment	$—	$1.6	$—	$—
Deferred income taxes	$6.7	$(3.0)	$3.8	$0.3
Receivables	$(23.6)	$(21.7)	$(6.0)	$(2.4)
Inventories	$(12.5)	$(9.6)	$(11.1)	$(5.3)
Prepaid expenses and other current assets	$(1.2)	$(1.1)	$(3.8)	$(3.5)
Accounts payable, accrued expenses and other current liabilities	$19.7	$18.5	$6.0	$3.5
Other, net	$(7.2)	$2.0	$(1.6)	$3.3
Cash flows provided by operating activities	$84.7	$89.5	$65.2	$73.8
Cash Flows Used In Investing Activities:
(Gain) loss on disposal of property, plant and equipment	$1.6	$—	$—	$—
Cash flows used in investing activities	$(40.7)	$(42.3)	$(19.6)	$(19.6)
Cash Flows Used In Financing Activities:
Book overdrafts	$—	$3.3	$—	$(2.7)
Cash flows used in financing activities	$(64.1)	$(60.8)	$(5.5)	$(8.2)
Effect of exchange rate changes on cash	$4.3	$1.1	$10.4	$1.8
Increase (decrease) in cash and cash equivalents	$(15.8)	$(12.5)	$50.5	$47.8
Cash and cash equivalents—Beginning of period	$71.4	$73.0	$20.9	$25.2
Cash and cash equivalents—End of period	$55.6	$60.5	$71.4	$73.0

	September 30, 2004
	As	As
	Reported	Restated
Consolidated Balance Sheets
Cash and cash equivalents	$55.6	$60.5
Deferred income tax—current	$9.0	$21.8
Current assets	$519.8	$537.5
Deferred income tax—non-current	$19.3	$6.5
Total assets	$978.9	$983.8
Accounts payable	$52.7	$57.6
Total current liabilities	$141.4	$146.3
Total liabilities	$1,107.8	$1,112.7
Total liabilities and shareholders’ deficit	$978.9	$983.8

Consolidated Statement of Operations

	For the year ended September 30, 2004
	As Reported	As Restated
Cost of goods sold	$743.4	$750.5
Gross profit	$305.8	$298.7
Selling, general and administrative expense, which includes stock compensation expense	$192.0	$184.9

	For the year ended September 30, 2003
	As Reported	As Restated
Cost of goods sold	$674.5	$681.8
Gross profit	$248.4	$241.1
Selling, general and administrative expense, which includes stock compensation expense	$155.5	$148.2

Note 3. Summary of Significant Accounting Policies

Basis of Presentation—The consolidated financial statements include the accounts of the Company and all of its subsidiaries. Preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated statements. Actual results could differ from those estimates. All significant intercompany transactions and balances have been eliminated. Certain prior period amounts have been reclassified to conform to the current year presentation.

Revenue Recognition—The Company recognizes revenue based on the recognition criteria set forth in the Securities and Exchange Commission’s Staff Accounting Bulletin 104 “Revenue Recognition in Financial Statements”, which is when delivery of product has occurred or services have been rendered and there is persuasive evidence of a sales arrangement, selling prices are fixed or determinable, and collectibility from the customer is reasonably assured. Revenue from the sale of our products is recognized when title passes upon delivery to the customer. Sales are recorded net of estimated cash discounts and rebates.

Shipping and Handling—Costs to ship products to customers are included in cost of sales in the Consolidated Statements of Operations. Amounts billed to customers, if any, to cover shipping and handling costs are included in net sales.

Customer Rebates—Customer rebates are applied against net sales at the time the sales are recorded based on estimates with respect to the deductions to be taken.

Cash and Cash Equivalents—The Company considers all highly liquid investments with original maturities of ninety days or less, when purchased, to be cash equivalents. Outstanding checks are netted against cash when there is a sufficient balance of cash available in the Company’s accounts at the bank to cover the outstanding amount and the right of offset exists. Where there is no right of offset against cash balances, outstanding checks are classified along with accounts payable. At September 30, 2005 and 2004 the Company had book overdraft positions of $9.7 million and $4.9 million, respectively, recorded in accounts payable.

Restricted Cash—The Company was required to use the restricted cash to make annual royalty payments to Tyco, the Company’s owner prior to August 1999, under the Grinnell License Agreement which expired as of September 30, 2002. The last payment was made in December 2002.

Receivables—Receivables relate primarily to amounts due from customers located in North America. To reduce credit risk, credit investigations are performed prior to accepting an order and, when necessary, letters of credit are required to ensure payment.

The estimated allowance for doubtful accounts receivable is based, in large part, upon judgments and estimates of expected losses and specific identification of problem trade accounts. Significantly weaker than aniticpated industry or economic conditions could impact customers’ ability to pay such that actual losses may be greater than the amounts provided for in these allowances. The periodic evaluation of the adequacy of the allowance for doubtful accounts is based on an analysis of prior collection experience, specific customer creditworthiness and current economic trends within the industries served. In circumstances where specific customer’s inability to meet its financial obligation is knownto the Company (e.g., bankruptcy filings or substantial downgrading of credit ratings), a specific allowance is recorded the Company records a specific reserve to reduce the receivable to the amount the Company reasonably believes will be collected.

The following table summarizes information concerning the Company’s allowance for doubtful accounts:

	2005	2004	2003
	(dollars in millions)
Balance at beginning of year	$5.1	$4.9	$4.2
Charged to costs and expenses	0.5	2.2	1.6
Write-offs and recoveries	(0.6)	(2.0)	(0.9)
Balance at end of year	$5.0	$5.1	$4.9

Inventories—Inventories are recorded at the lower of cost (first-in, first-out) or market value. Additionally, the Company evaluates its inventory reserves in terms of excess and obsolete exposures. This evaluation includes such factors as anticipated usage, inventory turnover, inventory levels and ultimate product sales value. As such, these factors may change over time causing the reserve level to adjust accordingly. Inventory cost includes an overhead component that can be affected by levels of production and actual costs incurred. Management periodically evaluates the effects of production levels and actual costs incurred on the costs capitalized as part of inventory cost.

The following table summarizes information concerning the Company’s inventory valuation reserves:

	2005	2004	2003
	(dollars in millions)
Balance at beginning of year	$16.7	$14.7	$13.4
Charged to costs and expenses	6.4	3.8	3.1
Write-offs and deductions	(4.0)	(1.9)	(1.9)
Currency translation adjustments	0.2	0.1	0.1
Balance at end of year	$19.3	$16.7	$14.7

Property, Plant and Equipment—Property, plant and equipment are recorded at cost less accumulated depreciation and amortization. Maintenance and repair expenditures are charged to expense when incurred. Direct internal and external costs to implement computer systems and software are capitalized as incurred. Capitalized costs of computer systems and software are amortized beginning when site installations or module development is complete and ready for its intended use. The straight-line method of depreciation and amortization is used over the estimated useful lives of the related assets as follows:

Buildings and related improvements	5 to 40 years
Leasehold improvements	3 to 20 years
Other plant, machinery, equipment, furniture and fixtures	2 to 15 years
Computer systems and software	3 years

Gains and losses arising on the disposal of property, plant and equipment are included in the accompanying statements of operations.

Environmental Expenditures—The Company capitalizes environmental expenditures that increase the life or efficiency of property or that reduces or prevents environmental contamination. The Company accrues for environmental expenses resulting from existing conditions that relate to past operations when the costs are probable and reasonably estimable. The Company is indemnified by Tyco for all environmental liabilities associated with the Mueller and Anvil business as it existed as of August 16, 1999, whether known or not.

In 2002, the Company incurred costs of $2.1 million associated with increasing the capacity of an existing landfill operated by the Company. The portion of the costs that extended the capacity of the landfill of $1.7 million was capitalized, with remaining costs expensed. This capitalized asset is being depreciated over 10 years. The Company operates another landfill site and has not incurred costs to increase the capacity through 2005. If the Company decides to increase the capacity of the site in the future, the portion of the cost that extends the capacity of the landfill will be capitalized, with any remaining cost expensed.

Accounting for the Impairment of Long-Lived Assets—Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable. The Company periodically evaluates whether  events and circumstances have occurred that indicate possible impairment. The Company uses an estimate of the future undiscounted net cash flows of the related asset or asset grouping over the remaining life in measuring whether the assets are recoverable.

Goodwill, Intangible Assets and Other Assets—Goodwill and intangible assets that have an indefinite life are tested for impairment annually (or more frequently if events or circumstances indicate possible impairments) using both a discounted cash flow method and a market comparable method. As of October 1, 2001, September 30, 2002, 2003, 2004, and 2005, no impairment was indicated. Definite-lived intangible assets are amortized over their respective estimated useful lives and reviewed for impairment annually or more frequently if events or circumstances indicate possible impairment. Any recognized intangible asset determined to have an indefinite useful life will not be amortized, but instead tested for impairment in accordance with the standard until its life is determined to no longer be indefinite. The Company uses an estimate of future undiscounted net cash flows of the related asset or asset grouping over the remaining life in measuring whether the assets are recoverable.

Identifiable intangible assets consist of the following as of September 30:

	2005		2004
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(dollars in millions)
Definite-lived intangible assets
Non compete agreements	$84.7	$82.9	$84.7	$82.0
Patents	0.5	0.1	0.5	0.1
Design and engineering drawing rights	7.3	2.1	7.3	1.2
Customer relationships	4.0	1.7	4.0	0.7
	96.5	86.8	96.5	84.0
Indefinite lived intangible assets
Tradenames	42.7	—	42.7	—
	$139.2	$86.8	$139.2	$84.0

Amortization of definite lived intangible assets was $2.8 million, $16.0 million, and $17.1 million for the years ended September 30, 2005, 2004 and 2003, respectively. The $13.2 million decrease in amortization expense for 2005 as compared to 2004 is primarily due to a $13.8 million reduction due to a non-compete agreement with Tyco that was fully amortized in 2004. Estimated amortization expense for the years ending September 30, 2006, 2007, 2008, 2009 and 2010 is $2.6 million, $1.6 million, $1.4 million, $0.9 million and $0.7 million, respectively.

Warranty Costs—The Company accrues for the estimated cost of product warranties at the time of sale based on historical experience. Adjustments to obligations for warranties are made as changes in the obligations become reasonably estimable. The following table summarizes information concerning product warranty accruals:

	2005	2004
	(dollars in millions)
Accrued balance at beginning of year	$1.6	$0.9
Warranty expense	1.6	5.2
Settlement of warranty claims	(1.6)	(4.5)
Balance at end of year	$1.6	$1.6

Deferred Financing Fees—Deferred costs of debt financing included in other non-current assets are amortized over the life of the related loan agreements, which range from one to eight years. Such costs are reassessed when amendments occur, in accordance with Emerging Issues Task Force (EITF) 96-19, “Debtors Accounting for a Modification or Exchange of Debt Instruments.”

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

Tooling—Prepaid expenses include maintenance and tooling inventory costs. Perishable tools and maintenance items are expensed when put into service. More durable items are amortized over their estimated useful lives, ranging from 4 to 10 years.

Research and Development—Research and development expenditures are expensed when incurred.

Advertising—Advertising costs are expensed when incurred.

Translation of Foreign Currency—Assets and liabilities of the Company’s businesses operating outside of the United States of America which account in a functional currency other than U.S. dollars are translated into U.S. dollars using year-end exchange rates. Revenues and expenses are translated at the average exchange rates effective during the year. Foreign currency translation gains and losses are included as a separate component of stockholders’ equity. Gains and losses resulting from foreign currency transactions, the amounts of which are not material, are included in cost of sales.

Derivative Instruments and Hedging Activities—The Company currently uses interest rate swaps as required in the credit agreement to reduce the risk of interest rate volatility. The amount to be paid or received from interest rate swaps is charged or credited to interest expense over the lives of the interest rate swap agreements. Changes in the fair value of derivatives are recorded each period in earnings or Accumulated Other Comprehensive Income (Loss), depending on whether a derivative is designated and effective as part of a hedge transaction and meets the applicable requirements associated with Statement of Financial Accounting Standards (SFAS) No. 133 (see Note 8). Since the adoption of SFAS No. 133 in 2001, all gains and losses associated with interest rate swaps have been included in earnings.

Additionally, the Company utilizes forward contracts to mitigate its exposure to changes in foreign currency exchange rates from third party and intercompany forecasted transactions. The primary currency to which the Company is exposed and to which it hedges the exposure is the Canadian Dollar. The effective portion of unrealized gains and losses associated with forward contracts are deferred as a component of Accumulated Other Comprehensive Income (Loss) until the underlying hedged transactions are reported in the Company’s consolidated statement of operations. The balance was not material at September 30, 2005.

Workers’ Compensation—The Company is self-insured for workers’ compensation benefits for work-related injuries. Liabilities, including those related to claims incurred but not reported, are recorded principally using annual valuations based on discounted future expected payments and using historical data or combined insurance industry data when historical data is limited. The Company is indemnified by Tyco for all liabilities associated with the Mueller business that occurred prior to August 16, 1999. Workers’ compensation liabilities were as follows:

	September 30,
	2005	2004
	(dollars in millions)
Undiscounted aggregated estimated claims to be paid	$10.2	$9.5
Workers’ compensation liability recorded on a discounted basis	$8.8	$8.5
Discount rate	5%	5%

A one-percentage-point increase in the discount rate on the discounted claims liability would decrease the liability by $0.2 million at September 30, 2005, while a one-percentage-point decrease in the discount rate would increase the liability by $0.2 million at September 30, 2005.

Stock Based Compensation—The Company had two stock-based employee compensation plans, which are more fully described in Note 12. For the fiscal year beginning October 1, 2005, the Company will adopt SFAS No. 123(R), “Accounting for Stock Issued to Employees,” which requires that compensation costs related to share-based payment transactions be recognized in the financial statements over the period that an employee provides service in exchange for the award. The Company will use a modified prospective method, under which it will record compensation cost for new and modified awards over the related vesting period of such awards prospectively and record compensation cost prospectively for the unvested portion, at the date of adoption, of previously issued and outstanding awards over the remaining vesting period of such awards. No change to prior periods presented is permitted under the modified prospective method. The Company had no stock options outstanding at September 30, 2005 and, therefore, does not expect the adoption of SFAS No. 123(R) to have a material effect.

The Company has recognized compensation cost for stock-based compensation arrangements under the intrinsic value method of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” which required recognizing compensation equal to the difference, if any, between the fair value of the stock option and the exercise price at the date of the grant. All options granted under the Management Incentive Plan were issued at fair value at the date of grant. Fair value was determined by a committee of the board of directors of the Company (or the board as a whole, if no committee was constituted), which took into account as appropriate recent sales of shares of the Company’s common stock, recent valuations of such shares, any discount associated with the absence of a public market for such shares and such other factors as the committee (or the board, as the case may have been) deemed relevant or appropriate in its discretion.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock Based Compensation,” as amended by SFAS No. 148 “Accounting for Stock Based Compensation—Transition and Disclosure,” to stock based employee compensation.

	2005	2004	2003
	(dollars in millions)
Net income, as reported	$64.0	$38.7	$32.6
Deduct: Total stock based employee compensation expense determined under fair value base method for all awards, net of tax related effects	—	(0.2)	(0.2)
Pro forma net income	$64.0	$38.5	$32.4

In connection with the April 2004 Recapitalization, which is more fully described in Note 6, the Company modified these stock awards to accelerate vesting, allowed for net cash settlement of options and issued shares to optionholders with a fair value of $0.43 per share upon completion of the recapitalization. These actions changed the accounting treatment of these stock awards from fixed to variable accounting. As a result, the Company recognized stock compensation expense of $18.9 million in the third quarter of 2004.

Additionally, the Company allowed certain employees to participate in the Company’s Direct Investment Program. Under this program, which is more fully described in Note 13, certain employees were allowed to purchase a specific number of shares of the Company and borrow up to 50% of the total purchase price on a non-recourse basis. In connection with the April 2004 recapitalization, the Company forgave all loans outstanding under this program. For those shares subject to such loans, variable plan accounting applied, resulting in a non-cash compensation charge of $2.3 million.

Note 4. Acquisitions

The following acquisitions have been accounted for in accordance with SFAS No. 141 and the operating results have been included in the Company’s consolidated results since the date of acquisition.

Fiscal Year 2004 Acquisitions

Star Pipe, Inc.—Effective January 15, 2004, the Company acquired certain assets of Star Pipe, Inc. (“Star”), a leading distributor of foreign-sourced cast and grooved fittings and couplings, for $17.0 million in cash. The Star acquisition provides an entry into the foreign-sourced product marketplace.

The following presents the estimated fair values of the assets and liabilities acquired as of January 15, 2004:

(dollars in millions)
Current assets	$13.1
Property, plant & equipment	0.4
Intangible assets	6.7
Total assets	20.2
Current liabilities	3.2
Net assets acquired	$17.0

As part of the acquisition, the Company agreed to a future payment to be made to the seller to the extent that the gross profit of the acquired business exceeds a targeted gross profit. The maximum potential payment amount is $23 million. Management currently estimates the payment could total approximately $3 to $6 million for the payment period that began February 1, 2004 and ends January 31, 2007. The payment amount indicated above is based on management’s best estimate, but the actual adjustment could be materially different. The liability for such payment will be recorded at the end of each payment period as earned, in accordance with the purchase agreement. No payment was earned for the years ended September 30, 2005 or September 30, 2004.

The intangible assets acquired include trademarks, customer relationships and a non-compete agreement with the former owners. These intangibles are being amortized over their estimated useful lives of ten years, three years and five years, respectively.

Modern Molded Products—Effective January 15, 2004, the Company acquired certain assets of Modern Molded Products (“Modern Molded”) for $2.8 million in cash. The purchase of the assets and technology of Modern Molded allows the company to internally produce parts that were previously purchased and to reduce spending as well as to increase product supply line predictability.

The following presents the estimated fair values of the assets and liabilities acquired as of January 15, 2004:

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

	(unaudited)
	2004	2003
	(dollars in millions)
Net Sales	$1,056.8	$942.9
Net income	$39.0	$33.5

The unaudited consolidated pro forma information is not necessarily indicative of the combined results that would have occurred had the acquisitions occurred on that date, nor is it indicative of the results that may occur in the future.

Fiscal Year 2003 Acquisitions

Jingmen Pratt—Effective March 18, 2003, the Company acquired certain net assets of Jingmen Pratt (“Jingmen” formerly “LS Industries”), a supplier of manufactured butterfly valves for approximately $1.9 million in cash, net of cash acquired.

The following presents the estimated fair values of the assets acquired and liabilities assumed as of March 18, 2003:

(dollars in millions)
Current assets	$1.4
Property, plant and equipment	0.8
Intangible assets
Noncompete agreements	0.6
Goodwill	0.1
Total assets	2.9
Current liabilities	1.0
Net assets acquired	$1.9

The non-compete agreement is being amortized over the three-year life of the agreement.

Milliken Valve Corp.—Effective January 24, 2003, the Company acquired net certain assets of Milliken Valve Corp. (“Milliken”), a manufacturer of plug valves for approximately $7.5 million in cash, net of cash acquired.

The following presents the estimated fair values of the assets acquired and liabilities assumed as of January 24, 2003.

(dollars in millions)
Current assets	$4.6
Property, plant and equipment	0.8
Intangible assets
Trademarks	1.9
Customer relationships	2.0
Noncompete agreements	0.1
Total intangible assets	4.0
Total assets	9.4
Current liabilities	1.9
Net assets acquired	$7.5

In accordance with the appraisals done at the acquisition date, the trademarks are being amortized over 15 years and the customer relationships will be amortized over 10 years. The non-compete agreement is being amortized over the five-year life of the agreement.

Specialty Steel Corporation—Effective October 10, 2002, the Company acquired certain assets of Specialty Steel Corporation (“Specialty Steel”), a machine shop for large products for approximately $1.8 million in cash, net of cash acquired.

The purchase price of $1.8 million was allocated entirely to the fair value of the property, plant and equipment acquired from Specialty Steel.

The following unaudited pro forma summary presents the consolidated results of operations for the year ended September 30, 2003 as if the acquisitions of Specialty Steel, Milliken and Jingmen had occurred at the beginning of fiscal 2003:

2003
(dollars in millions)
(unaudited)
Net sales	$925.9
Net income	$33.1

The unaudited consolidated pro forma information is not necessarily indicative of the combined results that would have occurred had the acquisitions occurred on that date, nor is it indicative of the results that may occur in the future.

Note 5. Income Taxes

The Company’s income tax provision (benefit) was computed in accordance with SFAS No. 109 and is based on current tax rates. The Company’s foreign income tax provision relates to Canadian federal and provincial income taxes.

The provision (benefit) for income taxes and the reconciliation between the United States federal income taxes at the statutory rate on consolidated income (loss) before taxes and the Company’s income tax provision (benefit) are as follows.

	Fiscal year ended September 30,
	2005	2004	2003
	(dollars in millions)
U.S. federal income taxes at the statutory rate	$35.9	$19.8	$19.3
Adjustments to reconcile to the Company’s income tax provisions:
U.S. state income tax provision, net	3.3	1.7	2.0
Foreign rate differential	(0.2)	(0.1)	0.6
Nondeductible charges	0.3	0.4	0.3
U.S. export and manufacturing incentives	(0.8)	—	—
Research and development credit	(0.2)	(0.2)	—
Tax accrual adjustments for conclusion of examinations and expiration of certain state statutes	(0.3)	(6.4)	—
Reduction of Foreign Tax Credits	—	1.8	—
Other (net)	0.6	0.9	0.5
Provision for income taxes	38.6	17.9	22.7
Deferred provision (benefit) for income taxes	(9.3)	(3.0)	0.3
Current provision for income taxes	$47.9	$20.9	$22.4

The provisions for the fiscal years ended September 30, 2005, 2004 and 2003 included $6.8 million, $4.4 million and $2.5 million, respectively, for foreign income taxes. The foreign component of income before income taxes was $19.9 million, $14.0 million and $6.3 million, respectively, for each of the periods above.

The deferred income tax balance sheet accounts result from temporary differences between the amount of assets and liabilities recognized for financial reporting and tax purposes. The components of the net deferred income tax asset are as follows:

	September 30,
	2005	2004
	(dollars in millions)
Deferred tax assets
Inventories	$15.1	$10.1
Identifiable intangibles	12.5	15.4
Accrued liabilities and reserves	12.7	10.9
Unrealized loss on derivatives	—	1.8
State net operating loss carryforwards	0.8	1.8
Accumulated other comprehensive loss:
Additional minimum pension liability	17.9	16.8
	59.0	56.8
State net operating loss carryforward valuation allowance	(0.8)	(1.8)
	58.2	55.0
Deferred tax liabilities
Property, plant and equipment	(13.0)	(17.8)
Unrealized gain on derivatives	(0.2)	—
Pensions	(3.4)	(5.2)
Other	(3.0)	(3.7)
	(19.6)	(26.7)
Net deferred income tax assets	$38.6	$28.3

As of September 30, 2005, the Company had $0.8 million of state net operating loss carryforwards, due to expire in 2016 and 2021 through 2023, for which there is currently a full valuation allowance. The decrease in valuation allowance from the prior year is due to the utilization of state net operating loss carryforwards related to Anvil International, Inc.

Undistributed earnings of the Company’s foreign subsidiary amounted to approximately $80.2 million and $64.0 million at September 30, 2005 and 2004, respectively. The American Jobs Creation Act (“AJCA”) which was enacted on October 22, 2004 created a temporary incentive for US multinationals to repatriate accumulated earnings outside the United States by providing an 85 percent dividends received deduction for certain dividends from controlled foreign corporations. The Company may elect to apply this provision to qualifying earnings repatriations in either fiscal 2005 or in fiscal 2006. As of September 30, 2005, and prior to the acquisition on October 3, 2005, the Company has not provided deferred taxes on foreign earnings because any taxes on dividends would be substantially offset by foreign tax credits or because the Company intends to reinvest those earnings indefinitely. Due to the complexity of the repatriation provision, the Company is still evaluating the effects of this provision on its plan for repatriation of foreign earnings.

Note 6. Borrowing Arrangements

Long-Term Debt—Long-term debt consists of the following obligations:

	September 30,
	2005	2004
	(dollars in millions)
Senior credit facility term loans	$512.8	$515.0
Second priority senior secured floating rate notes	100.0	100.0
10% senior subordinated notes	315.0	315.0
Capital lease obligations	2.2	2.6
	930.0	932.6
Less current portion	(3.8)	(3.2)
	$926.2	$929.4

A schedule of debt maturities as of September 30, 2005 is as follows:

	Less than 1 year	1-3 years	4-5 years	After 5 years	Total
	(dollars in millions)
Senior credit facility term loans	$2.9	$5.8	$5.8	$498.3	$512.8
Second Priority Senior Secured Notes	—	—	—	100.0	100.0
10% Senior Subordinated Notes	—	—	—	315.0	315.0
Capital lease obligations	0.9	1.2	0.1	—	2.2
Total debt maturities	$3.8	$7.0	$5.9	$913.3	$930.0

Recapitalization:   On April 23, 2004, the Company sold its Second Priority Senior Secured Floating Rate Notes due 2011 and 10% Senior Subordinated Notes due 2012 (collectively referred to as the “Prior Notes”) generating net proceeds of approximately $402.3 million. Concurrently with those offerings, the Company amended and restated its credit facility and borrowed $545.0 million of new term loans thereunder (“2004 Mueller Credit Facility”). The Company used the net proceeds from those offerings and the credit facility borrowings to repay all existing loans under its old credit facility together with accrued interest and a 1.0% prepayment premium thereon and paid a dividend to Mueller Water, which was used to (1) redeem its preferred stock (liquidation value $105.5 million at April 23, 2004) together with a 1.0% premium (approximately $1.0 million), (2) pay a dividend to common stockholders of approximately $1.43 per share, or approximately $293.4 million in the aggregate and (3) make a payment to employee optionholders of the excess of the per share dividend to common stockholders over the exercise price of their options, or approximately $5.4 million in the aggregate. The Company retained approximately $10.0 million as cash to be used for general corporate purposes.

On April 29, 2004, Mueller Water issued 14 3/4% senior discount notes, with detachable warrants to purchase Mueller Water’s common stock. The proceeds of the offering were approximately $106.0 million, after deduction of the initial purchasers’ discounts and commissions and other expenses of the offering. The proceeds were used to (1) pay an additional dividend to common stockholders of approximately $0.48 per share, or approximately $99.8 million in the aggregate. (2) make a payment to employee optionholders who held options with an exercise price of $1.00 or $1.19 per share of $0.48 per share, and (3) a payment to employee optionholders who held options with an exercise price of $1.50 per share of $0.41 per share, or approximately $7.1 million in the aggregate.

In connection with the Recapitalization, the Company modified certain stock awards to accelerate vesting, allowed net cash settlement of options and issued shares to optionholders with a fair value of $0.43 per share upon completion of the Recapitalization. These actions changed the accounting treatment of these stock awards from fixed to variable accounting. As a result, the Company recognized stock compensation expense of $18.9 million in the third quarter of 2004. The following is a description of our outstanding debt.

2004 Mueller Credit Facility:   The Company entered into a senior credit facility, which includes a $545 million amortizing senior credit facility term loan ($32.2 million of which has since been repaid) maturing seven years after closing and an $80.0 million revolving credit facility that will terminate five years after closing. The revolving credit facility and/or the term loan facility are subject to a potential, although uncommitted, increase of up to an aggregate of $50.0 million at the Company’s request at any time prior to maturity. In addition, although uncommitted, a foreign currency sub-facility may be made available to one or more of the Company’s restricted foreign subsidiaries in an aggregate principal amount of up to the U.S. dollar equivalent of $30.0 million. This increase and the additional foreign currency sub-facility will only be available if one or more financial institutions agree to provide them. The Company had no borrowings under the revolving credit facility at September 30, 2005.

Borrowings 2004 Mueller Credit Facility bore interest based on a margin over, at the Company’s option, the base rate or LIBOR. The applicable margin was 2.75% over LIBOR and 1.50% over the base rate for term loans. The applicable margin under the revolving senior credit facility was a range of 2.25% to 3.25% over LIBOR and a range of 1.00% to 2.00% over the base rate, depending on our ratio of consolidated debt to EBITDA as defined in the senior credit facility. At September 30, 2005 the applicable margin on the revolving senior credit facility was 2.75% over LIBOR and 1.50% over the base rate. The Company’s obligations under the senior credit facility are guaranteed by Mueller Water and all of the Company’s existing or future domestic restricted subsidiaries and is secured by substantially all of the assets of the Company and its subsidiary guarantors, including a pledge of the capital stock of all of the Company’s existing and future domestic subsidiaries, a pledge of no more than 65.0% of the voting stock of any of the Company’s foreign subsidiaries, a pledge of all intercompany indebtedness in favor of the Company and its domestic restricted subsidiaries, and a pledge of its capital stock by Mueller Water. The 2004 Mueller Credit Facility contained customary covenants, including covenants that limit the Company’s ability to incur debt and liens, pay dividends and make investments and capital expenditures, and events of default. Mueller Group was permitted to make payments of up to $2.0 million in any fiscal year to Mueller Water Products to pay overhead expenses of Mueller Water Products. These restrictions expired October 3, 2005 in connection with the acquisition by Walter.

2005 Mueller Credit Agreement.   On October 3, 2005, the Company entered into a credit agreement (the “2005 Mueller Credit Agreement”) consisting of a $145 million senior secured revolving credit facility maturing in October 2010 (the “2005 Mueller Revolving Credit Facility”) and a $1,050 million senior secured term loan maturing in October 2012 (the “2005 Mueller Term Loan”). The 2005 Mueller Credit Agreement is a secured obligation of the Company and substantially all of its wholly-owned domestic subsidiaries, including U.S. Pipe. The 2005 Mueller Term Loan requires quarterly principal payments of $2.6 million through October 3, 2012, at which point in time the remaining principal outstanding is due. The commitment fee on the unused portion of the 2005 Mueller Revolving Credit Facility is 0.50% and the interest rate is a floating rate 2.5% over LIBOR. The 2005 Mueller Term Loan carries a floating interest rate of 2.25% over LIBOR.

Proceeds of the 2005 Mueller Credit Agreement were approximately $1,053.4 million, net of approximately $21.6 million of underwriting fees and expenses which will be amortized over the life of the loans. The proceeds were used to refinance the prior Group credit facility and finance the acquisition of the Company by Walter. Subsequent to September 30, 2005 and prior to the acquisition by Walter on October 3, 2005, Group wrote off $18.4 million of deferred financing fees related to the 2004 Mueller Credit Facility.

The 2005 Mueller Credit Agreement contains customary events of default and covenants, including covenants that restrict the ability of the Company and certain of its subsidiaries to incur certain additional indebtedness, create or permit liens on assets, engage in mergers or consolidations, and certain restrictive financial covenants. So long as no default has occurred, Mueller Group is permitted to make cash dividends to Mueller Water Products of up to $7.5 million in any fiscal year, or $15 million in aggregate over the life of the Credit Agreement and to distribute funds to make regularly scheduled payments when due of interest and principal on Mueller Water Products' notes. If an event of default under the agreement shall occur and be continuing, the commitments under the related credit agreement may be terminated and the principal amount, together with all accrued unpaid interest and other amounts owed thereunder, may be declared immediately due and payable.

Second Priority Senior Secured Floating Rate Notes:   The Company issued $100 million of such notes. Interest on the secured notes is payable at a rate equal to the three-month reserve-adjusted London-interbank offered rate, or LIBOR, which is reset quarterly, plus 4.75% on February 1, May 1, August 1 and November 1 of each year, beginning on August 1, 2004. The interest rate for the interest period beginning August 1, 2005 is 8.44% per annum. The secured notes mature in 2011 and are guaranteed by each of the existing domestic restricted subsidiaries and secured by second-priority liens on the assets securing the senior credit facility (other than certain subsidiary stock and assets of Water). The secured notes contain customary covenants and events of default, including covenants that limit the Company’s ability to incur debt, pay dividends and make investments and also include a maintenance covenant limiting the Company’s senior total leverage as a multiple of EBITDA, as defined in the indenture.

On October 3, 2005, the Company delivered a notice of redemption with respect to all of the secured notes, providing for the redemption of all such secured notes on November 2, 2005. In addition, the Company delivered to Law Debenture Trust Company of New York, the trustee for the secured notes, $104.1 million in trust equal to the principal, premium and interest accruing to the redemption date. Subsequent to September 30, 2005 and prior to the acquisition by Walter on October 3, 2005. Mueller Group wrote off $2.4 million of deferred financing fees related to the secured notes. As a result of having called the secured notes for redemption and having made the payment into trust, as well as having satisfied certain other procedural requirements, the Company satisfied and discharged its obligations with respect to the secured notes and the related indenture.

10% Senior Subordinated Notes:   The Company issued $315 million of such notes. Interest on the subordinated notes is payable at an annual rate of 10% on May 1 and November 1 of each year, beginning on November 1, 2004. The subordinated notes mature in 2012 and are guaranteed by each of the Company’s existing domestic restricted subsidiaries. The subordinated notes contain customary covenants and events of default, including covenants that limit the Company’s ability to incur debt, pay dividends and make investments. Generally, the notes only permit us to pay dividends if there is no default or event of default and our fixed charge ratio (as defined) is at least 2.5 to 1, and the maximum amount we may pay cannot exceed 50% of our cumulative net income (as defined) since January 1, 2004, subject to specified exceptions. The Company is permitted to make dividends or loans to Mueller Water of up to $2 million in any fiscal year for costs and expenses incurred by Mueller Water in its capacity as a holding company for services rendered on behalf of the Company.

On October 4, 2005, the Company notified the holders of the subordinated notes that a change in control had occurred as a result of the Walter Industries acquisition and that, as a result, the holders had a right to cause the Company to repurchase their subordinated notes on or before 5:00 p.m., New York City time, on November 4, 2005 at a price of 101% of the principal face amount of such notes. The change of control offer expired at 5:00 p.m. New York City time, on November 6, 2005, with no subordinated notes being validly tendered and not withdrawn and, accordingly, no subordinated notes were purchased pursuant to the change of control offer.

Capital Leases—The Company leases automobiles under capital lease arrangements that expire over the next four years.

Future minimum lease payments under scheduled capital leases that have initial or remaining non-cancelable terms in excess of one year are as follows:

(dollars in millions)
Fiscal 2006	$1.1
Fiscal 2007	0.9
Fiscal 2008	0.5
Fiscal 2009	0.1
Total minimum lease payments	2.6
Amount representing interest	(0.4)
Obligations under capital leases	2.2
Obligations due within one year	(0.9)
Long term obligations	$1.3

Interest Rate Swap—The Company has entered into interest rate swap agreements in order to reduce interest rate risks and manage interest expense. As of September 30, 2005, a notional principal amount of $100 million in swap agreements is still outstanding and scheduled to mature in April 2007 and May 2007. At September 30, 2005, the fair value of interest rate swaps was an asset of $0.5 million. At September 30, 2004 and 2003, the fair value of interest rate swaps was a liability of $4.7 million, and $17.2 million, respectively. The swap agreements effectively convert floating-rate debt into fixed-rate debt and carry an average fixed interest rate of 4.09% at September 30, 2005. Interest differentials to be paid or received because of swap agreements are reflected as an adjustment to interest expense over the related debt period. For the fiscal years ended September 30, 2005, 2004 and 2003 Group recorded gains on interest rate swaps of $5.2 million, $12.5 million, and $13.3 million, respectively. While Group is exposed to credit loss on its interest rate swaps in the event of non-performance by the counterparties to such swaps, management believes such nonperformance is unlikely to occur given the financial resources of the counterparties.

On October 27, 2005, the Company entered into six interest rate hedge transactions with a cumulative notional value of $350 million. These hedges are described in Note 8 and principally comply with covenants contained in the 2005 Mueller Credit Agreement.

Distributions to Water—Mueller Water has no material assets other than its ownership of the Company’s capital stock and accordingly depends upon distributions from the Company to satisfy its cash needs. Mueller Water’s principal cash needs will be debt service on its Senior Discount Notes due 2014. These notes do not require cash interest payments until 2009 and contain restrictive covenants that will, among other things, limit the ability of Mueller Water and its subsidiaries (including the Company) to incur debt, pay dividends and make investments. Neither the Company nor any of its subsidiaries guarantee these notes. Mueller Water, however, is a holding company and its ability to pay interest on the notes will be dependent upon the receipt of dividends from its subsidiaries. The Company is Mueller Water’s only direct subsidiary. However, the terms of the Company’s borrowing arrangements significantly restrict its ability to pay dividends to Mueller Water.

Fair Value of Debt—Based on the level of interest rates prevailing at September 30, 2005, the fair value of the Company’s fixed-rate debt exceeded its carrying value by approximately $18.9 million. Unrealized gains or losses on debt do not result in the realization or expenditure of cash and generally are not recognized for financial reporting purposes unless the debt is retired prior to its maturity.

Note 7. Redeemable Preferred Stock

Push Down Accounting of Redeemable Preferred Stock—Mueller Water used a portion of the dividend paid by the Company from the proceeds of the Company’s offering of Second Priority Senior Secured

Floating Rate Notes due 2011 and Senior Subordinated Notes due 2012 in April 2004 to redeem Mueller Water’s preferred stock described below in full. As a result, the Company has determined that the effect of using the proceeds of its current debt offering to retire Mueller Water’s mandatorily redeemable preferred stock required the Company to retroactively “push down” the redeemable preferred stock and reflect it as an obligation in the Company’s September 30, 2003 balance sheet in compliance with the provisions of Staff Accounting Bulletin 54 (Topic 5-J).

Redeemable Preferred Stock—In connection with the Company’s formation in 1999, Mueller Water issued two million shares of 16% Senior Exchangeable Preferred Stock, due August 15, 2010, par value $0.01 per share (“preferred stock”). The preferred stock provided for dividends at a rate of 16% per annum, which dividends would accrue or be payable in cash, at Mueller Water’s option until August 2006. The liquidation value was the sum of $25 per share plus the dividend accretion since issuance.

The accretion of dividends of $9.9 million for the fiscal year ended September 30, 2004 was accounted for as a non-cash transaction. The accretion reduces the net income available to common shareholders. As described in Note 6, the preferred stock was redeemed by Mueller Water on April 23, 2004.

Note 8. Derivative Instruments

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

Interest Rate Swaps—At September 30, 2005, the fair value of interest rate swaps was an asset of $0.5 million. At September 30, 2004 and 2003, the fair value of interest rate swaps was a liability of $4.7 million, and  $17.2 million, respectively.

On October 27, 2005, the Company entered into six interest rate hedge transactions with a cumulative notional value of $350 million. The swap terms are between one and seven years with five separate counter-parties. The objective of the hedges is to protect the Company against rising LIBOR interest rates that would have a negative effect on the Company’s cash flows due to changes in interest payments on its 2005 Mueller Term Loan. The structure of the hedges are a one-year 4.617% LIBOR swap of $25 million, a three-year 4.740% LIBOR swap of $50 million, a four-year 4.800% LIBOR swap of $50 million, a five-year 4.814% LIBOR swap of $100 million, a six-year 4.915% LIBOR swap of $50 million, and a seven year 4.960% LIBOR swap of $75 million. The swap agreements call for the Company to make fixed rate payments over the term at each swap’s stated fixed rate and to receive payments based on three month LIBOR from the counter-parties. It is anticipated that these swaps will be settled upon maturity and will be accounted for as cash flow hedges. As such, changes in the fair value of these swaps that take place through the date of maturity will be recorded in accumulated other comprehensive income. These hedges principally comply with covenants contained in the 2005 Mueller Credit Agreement.

Note 9. Commitments and Contingencies

The Company occupies certain facilities under leases that expire at various dates through the year 2013. Rental expense under these leases and leases for equipment was $9.1 million, $9.3 million and $9.3 million for the fiscal years ended September 30, 2005, 2004, and 2003, respectively. At September 30, 2005, the aggregate minimum lease payment obligations of $22.6 million under noncancelable operating leases were as follows:

Fiscal year	(dollars in millions)
2006	$7.8
2007	5.8
2008	3.9
2009	1.4
2010	1.1
Thereafter	2.6
$22.6

The Company is subject to retention on certain contracts, with the retention portion of the amount receivable paid upon project completion.

The Company has contractual obligations of raw materials, purchased components and capital expenditures totalling $12.6 million, of which $12.1 million is expected to be paid in the next twelve months.

In the normal course of business, the Company incurs claims with respect to product liability. Such claims are insured up to certain limits, with such policies containing certain self-insured retention limits. Product liability claims for products manufactured or sold by the Mueller business prior to the August 1999 Tyco Transaction, and environmental claims relating to property owned by the Mueller business in August 1999 and before, arising out of events occurring prior to that date, are subject to indemnification by Tyco, based on the provisions of the August 1999 Tyco Transaction.

Certain of the products sold contain lead. Environmental advocacy groups, relying on standards established by California’s Proposition 65, are seeking to eliminate or reduce the content of lead in some Company products offered for sale in California. In certain cases, the Company has entered into settlement agreements with these environmental advocacy groups to modify our products or offer substitutes. Further, similar issues may be raised by other advocacy groups in other jurisdictions under legislation similar to Proposition 65.

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

The Company’s subsidiary, James Jones Company, and Tyco, its former parent company, are defendants in a false claims lawsuit in which a former James Jones Company employee is suing on behalf of cities, water districts and municipalities. The employee alleges that the defendants sold allegedly non-conforming public water system parts to various government entities. The lawsuit seeks consequential damages, penalties and punitive damages. The Company’s subsidiary, Mueller Co., which had also been named as a defendant, brought a summary judgment motion and was dismissed from this litigation in January 2004. Any liability associated with the lawsuit is covered by an indemnification from Tyco.

On March 31, 2004, the Company’s subsidiary, Anvil International, entered into a consent order with the Georgia Department of Natural Resources regarding various alleged hazardous waste violations at the Statesboro, Georgia site formerly operated by Anvil. Pursuant to the consent order, Anvil has agreed to pay a settlement amount of $100,000, comprised of a $50,000 monetary fine and $50,000 towards a supplemental environmental project. Anvil has also agreed to perform various investigatory and remedial actions at the site and its landfill. While the ultimate investigatory and remedial costs are currently unknown, based on currently available information the total costs are estimated to be approximately $1.3 million. The Company has spent $0.3 million and has accrued $1.0 million as of September 30, 2005.

In November 2005, the Company reached an agreement in principle to settle the previously reported dispute concerning the amount of Anvil’s withdrawal liability in respect of the Teamsters Local 11 Pension Fund and the 2003 closure of the Anvil facility in Kearny, New Jersey. An accrual for the settlement was recognized as of September 30, 2005 and is reflected in the financial statements for the year then ended.

As part of the Star acquisition (see Note 4), Anvil has agreed to a future payment to be made to the seller to the extent that the gross profit of the acquired business exceeds a targeted gross profit. The maximum potential payment amount is $23 million. Management currently estimates the payment could total approximately $3 to $6 million for the payment period that began February 1, 2004 and ends January 31, 2007. The payment amount indicated above is based on management’s best estimate, but the actual adjustment could be materially different. The liability for such payment will be recorded at the end of each payment period, in accordance with the purchase agreement. No payment was earned for the years ended September 30, 2005 or September 30, 2004.

The Company has entered into employment agreements with Dale Smith, Thomas Fish and Doyce Gaskin. In addition, benefit plans have been adopted that provide for severance and other payments when certain events occur, such as a change in control. These employment agreements and plans require payments under the circumstances set forth therein.

In the opinion of management, accruals associated with contingencies incurred in the normal course of business are sufficient. Resolution of existing known contingencies is not expected to significantly affect the Company’s financial position and result of operations.

Note 10. Retirement Plans

Defined Benefit Pension Plans—The Company has a number of non-contributory and contributory defined benefit retirement plans covering certain United States and non-United States employees of the Company and its subsidiaries. Contributions are based on the projected unit credit method of calculation and are charged to the statements of operations on a systematic basis over the expected average remaining service lives of current employees. The Company’s funding policy is to make annual contributions to the extent such contributions are tax deductible as actuarially determined. The benefits under the defined benefit plans are based on years of service and compensation.

The following table presents the changes in the projected benefit obligations:

	Fiscal year ended September 30,
	2005	2004
	(dollars in millions)
Benefit obligation at beginning of the period	$110.1	$104.6
Service cost	3.3	2.1
Interest cost	6.1	6.1
Actuarial losses	9.0	2.3
Benefits paid	(6.6)	(6.1)
Plan amendments	0.3	0.4
Employee contributions	0.2	0.1
Currency translation adjustment	1.0	0.6
Net increase for the period	13.3	5.5
Projected benefit obligation, end of the period	$123.4	$110.1

The following table presents the changes in fair value of plan assets:

	Fiscal year ended September 30,
	2005	2004
	(dollars in millions)
Fair value of plan assets at beginning of period	$79.2	$71.6
Actual return on plan assets	8.9	5.5
Employer contributions	0.5	7.3
Benefits paid	(6.6)	(6.1)
Employee contributions	0.2	0.1
Currency translation adjustment	1.1	0.8
Net increase for the period	4.1	7.6
Fair value of plan assets at the end of the period	$83.3	$79.2

Information for the pension plans with an accumulated benefit obligation in excess of plan assets:

	September 30,
	2005	2004
	(dollars in millions)
Projected benefit obligation	$114.0	$102.6
Accumulated benefit obligation	$114.0	$102.6
Fair value of plan assets	$72.0	$69.3

The following is a reconciliation of the funded status of the plans:

	Fiscal year ended September 30,
	2005	2004
	(dollars in millions)
Funded status	$(40.1)	$(30.9)
Unrecognized prior service cost	1.4	1.2
Unrecognized net actuarial loss	47.9	44.4
Net amount recognized	$9.2	$14.7

Amounts recognized in the Consolidated Balance Sheets consist of:

	Fiscal year ended September 30,
	2005	2004
	(dollars in millions)
Accrued pension liability (net of prepaid pension asset of $4.2 million and $4.1 million at September 30, 2005 and 2004, respectively)	$(37.7)	$(29.2)
Pension intangible	$0.9	$0.8
Additional minimum pension liability (pretax)	$46.0	$43.1
Net amount recognized	$9.2	$14.7

The following table presents the components of net periodic benefit cost:

	Fiscal year ended September 30,
	2005	2004	2003
	(dollars in millions)
Service cost	$3.3	$2.1	$2.0
Interest cost	6.1	6.1	6.1
Expected return on plan assets	(5.9)	(5.3)	(4.6)
Amortization of prior service cost	0.1	0.1	0.1
Contribution to Defined Contribution Retirement Plan from Defined Benefit Pension Plans	0.1	0.1	—
Amortization of net actuarial loss	2.7	2.7	2.5
Net periodic benefit cost	$6.4	$5.8	$6.1

	At September 30,
	2005	2004
	(dollars in millions)
Other comprehensive income attributable to the change in additional minimum liability recognition (pre-tax)	$2.8	$(1.0)

	At September 30,
	2005	2004
Weighted-Average Assumptions used to determine benefit obligations as of end of fiscal year
Discount rate:	5.2%	5.8%
Rate of compensation increase:	3.5%	3.5%

	Fiscal Year ended September 30,
	2005	2004	2003
Weighted-Average Assumptions used to determine net periodic benefit cost
Discount rate:	5.8%	6.0%	6.0%
Rate of compensation increase:	3.5%	3.5%	5.0%
Expected long-term return on plan assets:	7.9%	7.9%	7.9%

The discount rate is based on published rates for high-quality fixed-income investments that produce cash flows that approximate the timing and amount of expected future benefit payments. To develop the expected long-term rate of return on assets assumption, the Company considered the historical returns and the future expectations for returns for each asset class, as well as the target allocation of the pension portfolio, over a 20-year time horizon based on the facts and circumstances that exist as of the measurement date. The Company also reflected historical and expected future returns associated with its active management of certain asset classes in recognition of the potential to outperform the broader market.

The company’s pension plans’ weighted-average asset allocations at September 30, 2005, and 2004, by asset category, are as follows:

	At September 30,
	2005	2004
Equity Securities	65.0%	62.4%
Debt Securities	33.3%	36.7%
Other	1.7%	0.9%
Total	100.0%	100.0%

The target asset allocations for the plans are 45% for large cap domestic equities (range of 35%-50%), 5% for small cap domestic equities (range of 0% to 10%), 10% for international equities (range of 5% to 15%), and 40% for domestic fixed income (range of 35% to 45%). The assets of the company’s plans are well diversified and managed with the goal of maximizing the plans’ real return within an acceptable level of risk. The asset allocation is designed to minimize the plans’ volatility of returns through the use of a 40% allocation to fixed income securities. To offset the lower overall expected returns from fixed income securities; the target equity component is weighted at 60% and includes both small cap and international equities. The small cap equity allocation has a higher overall expected return than large cap equities. International equities are considered a diversifier for the plans, as the current expected return of international equities is not significantly different than for domestic equities.

The Company reviews asset allocation each quarter to determine if the asset class allocations for each asset class fall within the approximate target ranges. If assets fall outside the ranges, rebalancing is accomplished through cash flows and/or transfer of assets between asset classes.

The Company is required to contribute $0.5 million to its pension plans in 2006 and it may make further discretionary payments.

The following benefit payments, which reflect expected future service, are expected to be paid:

Fiscal Year	(dollars in millions)
2006	$6.5
2007	$6.6
2008	$6.7
2009	$6.8
2010	$6.9
2011 to 2015	$35.9

Of the total plan obligations at September 30, 2005,2004 and 2003, 91% relate to United States plans and 9% relate to non-United States plans.

Defined Contribution Retirement Plan—Certain United States employees of the Company and its subsidiaries participate in a defined contribution 401(k) matching plan. Pension expense for the defined contribution plan is computed as a percentage of participants’ compensation and was $5.6 million, $5.4 million and $5.9 million for the fiscal years ended September 30, 2005, 2004 and 2003, respectively.

Note 11. Supplementary Balance Sheet Information

Selected supplementary balance sheet information is presented below:

	September 30,
	2005	2004
	(dollars in millions)
Inventories
Purchased materials and manufactured parts	$33.5	$41.1
Work in process	90.6	67.3
Finished goods	178.9	151.8
	$303.0	$260.2
Property, plant and equipment
Land	$9.2	$9.6
Buildings	63.0	58.6
Machinery and equipment	300.0	286.6
Other	14.9	15.4
Accumulated depreciation	(219.1)	(183.4)
	$168.0	$186.8
Accrued expenses and other liabilities
Vacations and holidays	$9.7	$9.1
Workers compensation	8.8	8.5
Accrued interest	15.2	16.6
Accrued payroll and bonus	20.0	14.7
Accrued sales commissions	3.8	4.0
Accrued cash discounts and rebates	15.8	14.4
Accrued federal and state income taxes	4.4	0.5
Accrued other taxes	4.1	4.2
Accrued medical claims	4.0	3.6
Other	17.2	9.9
	$103.0	$85.5

Note 12. Supplementary Income Statement Information

Selected supplementary income statement information is presented below.

	Fiscal year ended September 30,
	2005	2004	2003
	(dollars in millions)
Included in selling, general and administrative:
Research and development	$4.8	$4.4	$4.7
Advertising	$2.1	$2.3	$1.6
Interest expense, net of interest income:
Contractual interest expense	$72.3	$51.8	$47.0
Deferred financing fee amortization	4.8	3.4	2.7
Senior subordinated debt early redemption penalty	—	7.0	—
Write off of deferred financing fees	—	7.0	—
Interest rate swap gains	(5.2)	(12.5)	(13.3)
Interest expense	71.9	56.7	36.4
Interest income	(1.7)	(0.4)	(0.5)
Total interest expense, net of interest income	$70.2	$56.3	$35.9

A reconciliation of net income available to the common shareholder is as follows:

	Fiscal year ended September 30,
	2005	2004	2003
	(dollars in millions)
Net income	$64.0	$38.7	$32.6
Less preferred share accretion	—	(9.9)	(14.2)
Net income (loss) available to the common shareholder	$64.0	$28.8	$18.4

Note 13. Stock Plans

Effective August 31, 2000, Mueller Water implemented its Management Incentive Plan and its Direct Investment Program. These stock plans were created with the purpose of attracting, retaining and motivating key employees of Mueller Water and its subsidiaries (including the Company). In conjunction with the acquisition of Mueller Water by Walter Industries on October 3, 2005, these plans have been terminated. The Company will be eligible to participate in the various Walter programs.

Direct Investment Program—Under the Direct Investment Program, certain employees were allowed to purchase a specific number of shares of Mueller Water, at a price equal to fair value at the time of the purchase. Under the plan, Mueller Water loaned the employee up to 50% of the total purchase price on a non-recourse basis. However, all shares of the plan were pledged as collateral. Mueller Water was authorized to grant 10 million shares under the plan and issued approximately 9.5 million shares at a purchase price of $1.00 per share as of September 30, 2000 and an additional 0.5 million shares at a purchase price of $1.50 per share as of September 30, 2003. The Company recorded non-cash compensation expense of $2.3 million for the fiscal year ended September 30, 2004, related to the loan portion of the shares purchased pursuant to the Direct Investment Program.

During fiscal 2003, the Company’s Chief Executive Officer purchased 476,244 shares of class A common stock at $1.50 per share under the Direct Investment Program for approximately $0.7 million

In connection with the recapitalization completed in April 2004, all outstanding employee loans were repaid in full by the employees. The Company recorded a non-cash compensation charge of approximately

$2.3 million related to the loan portion of the shares purchased pursuant to the Direct Investment Program. There were no remaining shares available for purchase as of September 30, 2005.

Management Incentive Plan—Under the Management Incentive Plan, Mueller Water was authorized to grant stock options to key individuals of the Company and its subsidiaries. The options were granted to purchase common shares of Mueller Water at prices equal to the fair value of the common shares on the date the options are granted. According to the Plan, the options would become fully vested and exercisable on the eighth anniversary of the date of grant, provided that the individual was in the employment of the Company at all times during the vesting period. The agreement provides for accelerated vesting if certain milestones were achieved. The options would have expired on the tenth anniversary of the grant date.

As all options granted had an exercise price equal to the fair value at the date of grant, no compensation expense was required to be recognized prior to the refinancing discussed in Note 6.

In connection with the April 2004 Recapitalization, which is more fully described in Note 6, the Company modified these stock awards to accelerate vesting, allowed for net cash settlement of options and issued shares to option holders with a fair value of $0.43 per share upon completion of the recapitalization. These actions changed the accounting treatment of these stock awards from fixed to variable accounting. As a result, the Company recognized stock compensation expense of $18.9 million in the third quarter of 2004.

Information with respect to stock option activity under Mueller Water’s plan is as follows:

	Number of Common Shares	Option Price Per Share	Weighted Average Exercise Price
Options outstanding at September 30, 2002	13,231,975	$1.00 to $1.19	$1.01
Granted	1,700,000	1.50	1.50
Cancelled	(203,550)	1.00	1.00
Options outstanding at September 30, 2003	14,728,425	$1.00 to $1.50	$1.06
Granted	—
Options cancelled upon recapitalization and issuance of Class A common shares	(14,728,425)
Options outstanding at September 30, 2004	—

In addition, Mueller Water granted options to certain members of the Board of Directors under this plan. There were 166,250 options granted to members of the Board of Directors outstanding as of September 30, 2003.

There were no options granted or outstanding on September 30, 2005.

Note 14. Facility Rationalization, Restructuring and Related Costs

2005—During fiscal 2005, the Company recorded $1.7 million, related primarily to severance payments and to the termination of operating leases for the building and machinery at a Mueller segment plant in Colorado that ceased manufacturing operations. As of September 30, 2005, all employees have been severed and $0.3 million of lease termination accrual is remaining to be settled.

2004—During fiscal 2004, the Company recorded $0.9 million, related to asset impairments, environmental issues at a closed facility in Statesboro, Georgia (see Note 9) and lease expense at a closed and vacated facility.

2003—During fiscal 2003, the Company continued its efforts to reduce operating costs. The Company incurred $0.3 million of costs related to relocation of manufacturing production to another facility. Additionally, after reviewing its facility utilization and associated assets, the Company recorded a charge of $1.4 million related to asset impairments.

Note 15. Related Parties

As of September 30, 2005, substantially all of the outstanding shares of the Company’s common stock were held by the Donaldson, Lufkin & Jenrette (“DLJ”) Merchant Banking funds. As a result of their stock ownership, the DLJ Merchant Banking funds controlled the Company and had the power to elect all of the Company’s directors, appoint new management and approve any action requiring the approval of the holders of common stock, including adopting amendments to the Company’s certificate of incorporation and approving acquisitions or sales of all or substantially all of the Company’s assets. The directors elected by the DLJ Merchant Banking funds had the ability to control decisions affecting the Company’s capital structure, including the issuance of additional capital stock, the implementation of stock repurchase programs and the declaration of dividends.

DLJ Merchant Banking II, Inc. was paid an annual advisory fee of $500,000 in connection with a financial advisory agreement. This agreement terminated on October 3, 2005 in conjunction with the purchase of the Company by Walter. Additionally, at September 30, 2004, the Company had a $1.0 million payable to DLJ Merchant Banking II as a one-time advisory fee permitted upon the amendment of the senior credit facility.

Credit Suisse First Boston LLC, an affiliate of the DLJ Merchant Banking funds, had received customary fees and reimbursement of expenses in connection with the arrangement and syndication of the senior credit facility and as a lender and agent thereunder. Credit Suisse First Boston LLC was also one of the initial purchasers of the Company’s 14 3/4% Senior Discount Notes in the April 2004 recapitalization. The aggregate amount of all fees payable to entities affiliated with Credit Suisse First Boston LLC in connection with these advisory services and financing arrangements (including those fees mentioned above) was approximately $0.9 million, $27.2 million and $0.5 million in 2003, 2004 and 2005. This relationship terminated on October 3, 2005, in connection with the purchase of the Company by Walter.

Note 16. Segment Information

As of September 30, 2005, the Company’s operations consisted of two operating segments: Mueller and Anvil. These segments are organized around differences in products and are consistent with how the operating entities are managed, how resources are allocated, and how information is used by the chief operating decision maker. The Mueller segment is a manufacturer of valves, fire hydrants and other related products utilized in the distribution of water and gas and in water and wastewater treatment facilities. The Anvil segment is a manufacturer of cast iron and malleable iron pipe fittings, ductile iron couplings and fittings, pipe hangers and other related products for the plumbing, heating, mechanical, construction retail hardware and other related industries. Both segments have operations in the United States and Canada.

Intersegment sales and transfers are made at established intersegment selling prices generally intended to cover costs. Our determination of segment earnings does not reflect allocations of certain corporate expenses not directly attributable to segment operations and intersegment eliminations, which we designate as Corporate in the segment presentation, and is before interest expense, net, and income taxes. Corporate expenses include costs related to financial and administrative matters, treasury, risk management, human resources, legal counsel, and tax functions. Corporate assets include items recorded at the date of the Company’s inception in 1999 related to purchase accounting valuation adjustments associated with property, plant and equipment and non-compete agreements with the predecessor parent company, as well as intangibles associated with intellectual property. These assets and any related depreciation or amortization expense have not been pushed down to our segments and are maintained as Corporate items. Therefore, segment earnings are not reflective of results on a stand-alone basis.

Segment assets consist primarily of accounts receivable, inventories, property, plant and equipment, net, goodwill, and identifiable intangibles, net. Summarized financial information for our segments follows:

	Fiscal year ended September 30,
	2005	2004	2003
	(dollars in millions)
Net Sales:
Mueller segment	$663.9	$618.2	$536.1
Anvil segment	485.0	431.0	386.8
Consolidated	$1,148.9	$1,049.2	$922.9
Intersegment sales:
Mueller segment	$13.9	$14.1	$13.4
Anvil segment	0.8	0.7	0.4
Consolidated	$14.7	$14.8	$13.8
Operating income (expense):
Mueller segment	$168.0	$142.4	$113.9
Anvil segment	45.0	26.9	13.7
Corporate expense(1)	(40.2)	(56.4)	(36.4)
Consolidated	$172.8	$112.9	$91.2
Depreciation and amortization expense:
Mueller segment	$21.8	$24.0	$24.2
Anvil segment	17.3	17.3	16.7
Corporate	9.3	23.0	25.4
Consolidated	$48.4	$64.3	$66.3
Fixed asset impairment charges:
Mueller segment	$—	$—	$0.9
Anvil segment	0.5	0.1	0.5
Corporate	—	—	—
Consolidated	$0.5	$0.1	$1.4
Capital expenditures:
Mueller segment	$17.2	$11.3	$11.5
Anvil segment	9.7	11.2	8.5
Corporate	0.3	—	—
Consolidated	$27.2	$22.5	$20.0

(1)    Includes certain expenses not allocated to segments.

	Fiscal year ended September 30,
	2005	2004 (restated)
	(dollars in millions)
Total assets:
Mueller segment	$516.6	$500.0
Anvil segment	303.6	307.9
Corporate	256.8	175.9
Consolidated	$1,077.0	$983.8
Goodwill:
Mueller segment	$149.1	$149.1
Anvil segment	14.1	14.1
Consolidated	$163.2	$163.2
Identifiable intangibles:
Mueller segment	$4.4	$5.3
Anvil segment	5.3	7.2
Corporate	42.7	42.7
Consolidated	$52.4	$55.2

Geographical area information with respect to net sales, as determined by the location of the customer invoiced, and property, plant and equipment—net, as determined by the physical location of the assets, were as follows for the fiscal years ended September 30, 2005, 2004 and 2003:

	Fiscal year ended September 30,
	2005	2004	2003
	(dollars in millions)
Net sales:
United States	$935.1	$873.2	$779.1
Canada	201.9	166.5	128.1
Other Countries	11.9	9.5	15.7
	$1,148.9	$1,049.2	$922.9
Property, plant and equipment, net:
United States	$152.8	$173.7
Canada	12.6	11.7
Other Countries	2.6	1.4
	$168.0	$186.8

For the year ended September 30, 2005, sales to three distributors comprised approximately 30% of the Company’s total net sales.

Note 17. New Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board issued SFAS No. 151, “Inventory Costs.” SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005. The Company intends to adopt SFAS No. 151 on October 1, 2005, the beginning of its 2006 fiscal year. The impact of the adoption of SFAS No. 151 on the Company’s financial statements has not yet been determined.

FASB Staff Position (FSP) No. FAS 109-1 and 109-2 were issued in December 2004, providing guidance on foreign earnings repatriation and qualified production activities of the American Jobs Creation Act (AJCA) that was enacted on October 22, 2004. The AJCA created a temporary incentive for United States multinationals to repatriate accumulated earnings outside the United States by providing an 85 percent dividends received deduction for certain qualifying earnings repatriations in either fiscal 2005 or in fiscal 2006. As of September 30, 2005, and prior to the acquisition on October 3, 2005, the Company has not provided deferred taxes on foreign earnings because any taxes on dividends would be substantially offset by foreign tax credits or because the Company intends to reinvest those earnings indefinitely. Due to the complexity of the repatriation provision, the Company is still evaluating the effects of this provision on its plan for repatriation of foreign earnings.

In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”), which is an interpretation of FASB No. 143, “Accounting for Asset Retirement Obligations” (“FAS 143”). This interpretation clarifies terminology within FAS 143 and requires companies to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. The impact of the adoption of FIN 47 on the Company’s financial statements has not yet been determined.

In June 2005, the FASB issued FASB No. 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“FAS 154”), which changes the requirements for accounting for and reporting of a change in accounting principle. FAS 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. FAS 154 also requires that a change in method of depreciation, amortization or depletion for long-lived, nonfinancial assets be accounted for as a change in accounting estimate that is effected by a change in accounting principle. FAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, but does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of FAS 154. The adoption of FAS 154 will not have a material impact on the Company’s financial condition or results of operations.

Note 18. Interim Restatements

The Company restated prior annual periods as discussed in Note 2. The interim financial statements for the periods noted below have been restated for cash flow statement errors related to foreign currency translation and book overdrafts, the misclassification of deferred income tax assets between current and non-current classifications in the balance sheet and the misclassification of depreciation expense between selling, general and administrative expense and cost of sales. as described in Note 2. The restatements had no impact on the Company’s consolidated net income or the consolidated statement of stockholders’ deficit for any of the prior interim periods presented, and resulted in increasing cash and cash equivalents with an offsetting increase in book overdraft in the consolidated balance sheet in the prior interim periods.

The following tables set forth the effects of the adjustments discussed above on the financial statements for each of the periods shown below (dollars in millions):

Statements of Consolidated Cash Flows

	Three months ended December 27, 2003		Three months ended January 1, 2005
	as reported	as restated	as reported	as restated
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Cash Flows From Operating Activities:
(Gain) loss on disposal of property, plant and equipment	$—	$0.1	$—	$0.1
Deferred income taxes	$0.8	$0.8	$0.7	$0.6
Receivables	$17.6	$18.3	$20.7	$22.2
Inventories	$(3.7)	$(2.5)	$(27.9)	$(25.5)
Prepaid expenses and other current assets	$0.2	$0.3	$(0.7)	$(0.6)
Accounts payable, accrued expenses and other current liabilities	$(18.8)	$(19.3)	$(21.7)	$(22.6)
Other, net	$(0.1)	$—	$(0.4)	$(0.3)
Cash flows provided by operating activities	$15.3	$17.0	$(2.7)	$0.5
Cash Flows Used In Investing Activities:
(Gain) loss on disposal of property, plant and equipment	$0.1	$—	$0.1	$—
Cash flows used in investing activities	$(4.4)	$(4.5)	$(4.6)	$(4.7)
Cash Flows Used In Financing Activities:
Book overdrafts	$—	$0.3	$—	$(0.7)
Cash flows used in financing activities	$(51.1)	$(50.8)	$(0.3)	$(1.0)
Effect of exchange rate changes on cash	$2.1	$0.5	$4.0	$0.9
Increase (decrease) in cash and cash equivalents	$(38.1)	$(37.8)	$(3.6)	$(4.3)
Cash and cash equivalents—Beginning of period	$71.4	$73.0	$55.6	$60.5
Cash and cash equivalents—End of period	$33.3	$35.2	$52.0	$56.2

Statements of Consolidated Cash Flows

	Six months ended March 27, 2004		Six months ended April 2, 2005
	as reported	as restated	as reported	as restated
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Cash Flows From Operating Activities:
All other adjustments	$2.2	$2.2	$1.9	$1.8
Receivables	$(14.5)	$(14.0)	$(1.7)	$(0.6)
Inventories	$(16.3)	$(15.4)	$(43.8)	$(42.1)
Accounts payable, accrued expenses and other current liabilities	$(7.9)	$(8.3)	$(2.7)	$(3.4)
Other, net	$3.7	$3.6	$4.4	$5.2
Cash flows provided by operating activities	$9.3	$10.2	$2.9	$5.7
Cash Flows Used In Financing Activities:
Book overdrafts	$—	$5.9	$—	$4.9
Cash flows used in financing activities	$(43.4)	$(37.5)	$(1.2)	$3.7
Effect of exchange rate changes on cash	$1.3	$0.4	$3.4	$0.6
Increase (decrease) in cash and cash equivalents	$(63.6)	$(57.7)	$(8.5)	$(3.6)
Cash and cash equivalents—Beginning of period	$71.4	$73.0	$55.6	$60.5
Cash and cash equivalents—End of period	$7.8	$15.3	$47.1	$56.9

Statements of Consolidated Cash Flows

	Nine months ended June 26, 2004		Nine months ended July 2, 2005
	as reported	as restated	as reported	as restated
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Cash Flows From Operating Activities:
Receivables	$(16.7)	$(16.8)	$1.1	$1.6
Inventories	$(9.1)	$(9.2)	$(49.5)	$(48.8)
Accounts payable, accrued expenses and other current liabilities	$4.8	$4.8	$(4.4)	$(4.8)
Other, net	$1.1	$1.5	$9.8	$10.9
Cash flows provided by operating activities	$51.4	$51.6	$31.2	$33.1
Cash Flows Used In Financing Activities:
Book overdrafts	$—	$7.9	$—	$3.6
Cash flows used in financing activities	$(62.5)	$(54.6)	$(2.4)	$1.2
Effect of exchange rate changes on cash	$0.2	$—	$2.2	$0.3
Increase (decrease) in cash and cash equivalents	$(48.1)	$(40.2)	$10.2	$13.8
Cash and cash equivalents—Beginning of period	$71.4	$73.0	$55.6	$60.5
Cash and cash equivalents—End of period	$23.3	$32.8	$65.8	$74.3

	January 1, 2005		April 2, 2005		July 2, 2005
	as reported	as restated	as reported	as restated	as reported	as restated
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Consolidated Balance Sheets
Cash and cash equivalents	$52.0	$56.2	$47.1	$56.9	$65.8	$74.3
Deferred income taxes—current	$9.0	$22.5	$9.9	$23.5	$10.1	$23.9
Current assets	$519.8	$537.5	$555.6	$579.0	$573.3	$595.6
Deferred income taxes—non-current	$18.6	$5.1	$19.2	$5.6	$23.2	$9.4
Total assets	$970.2	$974.4	$1,001.1	$1,010.9	$1,017.3	$1,025.8
Accounts payable	$47.7	$51.9	$51.2	$61.0	$50.2	$58.7
Total current liabilities	$120.4	$124.6	$139.4	$149.2	$137.7	$146.2
Total liabilities	$1,085.2	$1,089.4	$1,104.3	$1,114.1	$1,101.9	$1,110.4
Total liabilities and shareholders’ deficit	$970.2	$974.4	$1,001.1	$1,010.9	$1,017.3	$1,025.8

Consolidated Statement of Operations

	Three months ended December 27, 2003		Three months ended March 27, 2004		Three months ended June 26, 2004
	as reported	as restated	as reported	as restated	as reported	as restated
	(Unaudited)		(Unaudited)		(Unaudited)
Cost of sales	$161.5	$163.3	$169.7	$171.4	$204.5	$206.3
Gross profit	$58.7	$56.9	$66.6	$64.9	$84.6	$82.8
Selling, general and administrative expense, including stock compensation expense	$38.8	$37.0	$40.1	$38.4	$67.6	$65.8

	Three months ended January 1, 2005		Three months ended April 2, 2005		Three months ended July 2, 2005
	as reported	as restated	as reported	restated	as reported	as restated
	(Unaudited)		(Unaudited)		(Unaudited)
Cost of sales	$180.2	$181.9	$197.3	$199.0	$200.2	$202.1
Gross profit	$75.9	$74.2	$87.9	$86.2	$96.7	$94.8
Selling, general and administrative expense, including stock compensation expense	$43.5	$41.8	$47.8	$46.1	$47.8	$45.9

	Six months ended March 27, 2004		Six months ended April , 2005
	as reported	as restated	as reported	as restated
	(Unaudited)		(Unaudited)
Cost of sales	$331.2	$334.7	$377.5	$380.9
Gross profit	$125.3	$121.8	$163.8	$160.4
Selling, general and administrative expense, including stock compensation expense	$78.9	$75.4	$91.3	$87.9

	Nine months ended June 26, 2004		Nine months ended July 2, 2005
	as reported	as restated	as reported	as restated
	(Unaudited)		(Unaudited)
Cost of sales	$535.7	$541.0	$577.7	$583.0
Gross profit	$209.9	$204.6	$260.5	$255.2
Selling, general and administrative expense, including stock compensation expense	$146.5	$141.2	$139.1	$133.8

Note 19. Subsequent Events

On October 3, 2005, Walter acquired our parent company, Mueller Water, as discussed in Note 1. In conjunction with the acquisition, the Company entered into 2005 Mueller Credit Agreement, as discussed in Note 6. Proceeds of the 2005 Mueller Credit Agreement were approximately $1,053.4 million, net of approximately $21.6 million of underwriting fees and expenses which will be amortized over the life of the loans. The proceeds were used to refinance the prior credit facility and finance the acquisition of The Company by Walter. Subsequent to September 30, 2005 and prior to the Walter acquisition on October 1, 2005, the Company wrote off $18.4 million of deferred financing fees related to the 2004 Mueller Credit Facility.

On October 3, 2005, the Company delivered a notice of redemption with respect to all of the Second Priority Senior Secured Floating Rate Notes (“secured notes”), providing for the redemption of all such secured notes on November 2, 2005, as discussed in Note 6. In addition, the Company delivered to Law Debenture Trust Company of New York, the trustee for the secured notes, $104.1 million in trust equal to the principal, premium and interest accruing to the redemption date. Subsequent to September 30, 2005 and prior to the Walter acquisition on October 3, 2005, Mueller Group wrote off $2.4 million of deferred financing fees related to the secured notes.

In the period subsequent to September 30, 2005 and prior to Walter acquiring the Company on October 3, 2005, the Company expensed transaction fees of approximately $20.1 million to Credit Suisse First Boston LLC, an affiliate of the DLJ Merchant Banking Funds and transaction bonuses of $10.0 million. These fees were contingent upon closing the acquisition. Non-contingent fees and expenses of approximately $3.5 million were expensed during the fiscal year ended September 30, 2005.

On October 4, 2005, the Company notified the holders of the 10% Senior Subordinated Notes that a change in control had occurred as a result of the Walter Industries acquisition and that, as a result, the holders had a right to cause the Company to repurchase their notes, as discussed in Note 6.

On October 21, 2005, Walter announced its plan to initiate an initial public offering of equity securities and subsequent spin-off of the Company.

On October 26, 2005, Walter announced plans to close the Company’sits U.S. Pipe Chattanooga, Tennessee plant and transfer the valve and hydrant production of that plant to the Company’s Mueller Chattanooga, Tennessee and Albertville, Alabama plants by December 31, 2005. The eventual closure of the U.S. Pipe Chattanooga plant will occur sometime in 2006. The estimated pre-tax restructuring costs consisting of the write-off of impaired assets and severance and environmental costs are estimated at $37.8 million, of which $21.9 million are non-cash, and are expected to be recorded in the quarter ending December 31, 2005.

On October 27, 2005, the Company entered into six interest rate hedge transactions totaling $350 million. These interest rate hedges are discussed in more detail in Note 8.

Note 20. Consolidating Guarantor and Non-Guarantor Financial Information

The following tables set forth the consolidating statements of operations and cash flows for each of the periods ended September 30, 2003, 2004 and 2005 and the consolidating balance sheets as of September 30, 2004 and September 30, 2005. The following information is included as a result of the guarantee by certain of the Company’s wholly owned U.S. subsidiaries (“Guarantor Companies”) of the second priority senior secured notes and senior subordinated notes issued by the Company. None of the Company’s other subsidiaries guarantee the debt. Each of the guarantees is joint and several and full and unconditional. “Mueller Group, Inc.” (“Issuer”) includes the consolidated financial results of Mueller Group, Inc. with all of its wholly-owned subsidiaries accounted for under the equity method.

Consolidating Statement of Operations
For the Year Ended September 30, 2003

	Issuer	Guarantor Companies(1)	Non-Guarantor Companies	Consolidating Eliminating	Consolidated
		(restated)			(restated)
Net sales	$—	$763.9	$159.0	$—	$922.9
Cost of sales	—	548.7	133.1	—	681.8
Royalty expense	—	(1.6)	1.6	—	—
Gross profit	—	216.8	24.3	—	241.1
Selling, general and administrative	3.1	128.0	17.1	—	148.2
Facility rationalization, restructuring and related costs	—	1.7	—	—	1.7
Operating income (loss)	(3.1)	87.1	7.2	—	91.2
Interest expense, net of interest income	(35.9)	2.7	(2.7)	—	(35.9)
Income (loss) before income tax expense (benefit)	(39.0)	89.8	4.5	—	55.3
Income tax expense (benefit)	(16.0)	36.9	1.8	—	22.7
Equity income from subsidiaries	55.6	2.7	—	(58.3)	—
Net income	$32.6	$55.6	$2.7	$(58.3)	$32.6

Consolidating Statement of Operations
For the Year Ended September 30, 2004

	Issuer	Guarantor Companies(1)	Non-Guarantor Companies	Consolidating Eliminating	Consolidated
		(restated)			(restated)
Net sales	$—	$859.6	$189.6	$—	$1,049.2
Cost of sales	—	600.5	150.0	—	750.5
Royalty expense	—	(2.0)	2.0	—	—
Gross profit	—	261.1	37.6	—	298.7
Selling, general and administrative	3.3	161.6	20.0	—	184.9
Facility rationalization, restructuring and related costs	—	0.9	—	—	0.9
Operating income (loss)	(3.3)	98.6	17.6	—	112.9
Interest expense, net of interest income	(56.2)	3.0	(3.1)	—	(56.3)
Income (loss) before income taxes	(59.5)	101.6	14.5	—	56.6
Income tax expense (benefit)	(20.5)	34.0	4.4	—	17.9
Equity income from subsidiaries	77.7	10.1	—	(87.8)	—
Net income	$38.7	$77.7	$10.1	$(87.8)	$38.7

Consolidating Statement of Operations
For the Year Ended September 30, 2005

	Issuer	Guarantor Companies(1)	Non-Guarantor Companies	Consolidating Eliminating	Consolidated
Net sales	$—	$911.5	$237.4	$—	$1,148.9
Cost of sales	—	613.4	188.9	—	802.3
Gross profit	—	298.1	48.5	—	346.6
Selling, general and administrative	8.3	134.9	28.9	—	172.1
Facility rationalization, restructuring and related costs	—	1.7	—	—	1.7
Operating income (loss)	(8.3)	161.5	19.6	—	172.8
Interest expense, net of interest income	(70.4)	(0.2)	0.4	—	(70.2)
Income (loss) before income taxes	(78.7)	161.3	20.0	—	102.6
Income tax expense (benefit)	(30.7)	62.5	6.8	—	38.6
Equity income from subsidiaries	112.0	13.2	—	(125.2)	—
Net income	$64.0	$112.0	$13.2	$(125.2)	$64.0

Consolidated Balance Sheet
September 30, 2004

	Issuer	Guarantor Companies(1)	Non-Guarantor Companies	Consolidating Eliminations	Consolidated
	(restated)	(restated)			(restated)
Assets
Cash and cash equivalents	$49.8	$(7.9)	$18.6	$—	$60.5
Receivables, net	—	134.5	27.5	—	162.0
Inventories	—	211.9	48.3	—	260.2
Income tax receivable	6.5	0.1	(2.5)	—	4.1
Deferred income taxes	—	21.8	—	—	21.8
Prepaid expenses	—	26.8	2.1	—	28.9
Total current assets	56.3	387.2	94.0	—	537.5
Property, plant and equipment, net	0.7	173.3	12.8	—	186.8
Deferred financing fees, net	33.8	—	—	—	33.8
Deferred income taxes	(3.0)	10.0	(0.5)	—	6.5
Other long-term assets	—	0.8	—	—	0.8
Identifiable intangibles, net	—	55.2	—	—	55.2
Goodwill	—	163.1	0.1	—	163.2
Investment in subsidiaries	981.3	26.1	—	(1,007.4)	—
Total assets	$1,069.1	$815.7	$106.4	$(1,007.4)	$983.8
Liabilities
Accounts payable	$7.2	$38.4	$12.0	$—	$57.6
Current portion of long-term debt	2.2	1.0	—	—	3.2
Accrued expenses	17.6	61.9	6.0	—	85.5
Total current liabilities	27.0	101.3	18.0	—	146.3
Intercompany accounts	236.9	(297.8)	60.9	—	—
Long-term debt	927.9	1.5	—	—	929.4
Accrued pension liability	—	29.4	(0.2)	—	29.2
Other long-term liabilities	6.2	—	1.6	—	7.8
Total liabilities	1,198.0	(165.6)	80.3	—	1,112.7
Shareholders’ equity
Total shareholders’ equity (deficit)	(128.9)	981.3	26.1	(1,007.4)	(128.9)
Total liabilities and shareholders’ equity (deficit)	$1,069.1	$815.7	$106.4	$(1,007.4)	$983.8

Consolidating Balance Sheet
September 30, 2005

	Issuer	Guarantor Companies(1)	Non- Guarantor Companies	Consolidating Eliminations	Consolidated
Assets
Cash and cash equivalents	$94.5	$(11.4)	$29.7	$—	$112.8
Receivables, net	—	143.6	33.8	—	177.4
Inventories	—	247.1	55.9	—	303.0
Deferred income taxes	—	27.7	—	—	27.7
Prepaid expenses	—	28.7	2.4	—	31.1
Total current assets	94.5	435.7	121.8	—	652.0
Property, plant and equipment, net	—	153.9	14.1	—	168.0
Deferred financing fees, net	29.0	—	—	—	29.0
Deferred income taxes	(4.1)	15.6	(0.6)	—	10.9
Other long-term assets	0.5	1.0	—	—	1.5
Identifiable intangibles, net	—	52.4	—	—	52.4
Goodwill	—	163.2	—	—	163.2
Investment in subsidiaires	1,190.1	42.4	—	(1,232.5)	—
Total assets	$1,310.0	$864.2	$135.3	$(1,232.5)	$1,077.0
Liabilities
Accounts payable	$10.0	$37.2	$16.1	$—	$63.3
Current portion of long-term debt	2.8	1.0	—	—	3.8
Accrued expenses	18.3	74.6	10.1	—	103.0
Total current liabilities	31.1	112.8	26.2	—	170.1
Intercompany accounts	410.9	(478.1)	67.2	—	—
Long-term debt	925.0	1.2	—	—	926.2
Accrued pension liability	—	—	—	—	37.7
Other long-term liabilities	1.5	38.2	(0.5)	—	1.5
Total liabilities	1,368.5	(325.9)	92.9	—	1,135.5
Shareholders’ equity
Total shareholders’ equity (deficit)	(58.5)	1,190.1	42.4	(1,232.5)	(58.5)
Total liabilities and shareholders’ equity (deficit)	$1,310.0	$864.2	$135.3	$(1,232.5)	$1,077.0

Consolidating Statement of Cash Flows
For the Fiscal Year Ended September 30, 2003

	Issuer	Guarantor Companies(1)	Non- Guarantor Companies	Consolidating Eliminations	Consolidated
	(restated)	(restated)	(restated)		(restated)
Net cash provided by (used in) operating activities	$(26.1)	$89.2	$10.7	—	$73.8
Cash flows from investing activities
Capital expenditures	—	(18.0)	(2.0)	—	(20.0)
Acquisition of businesses	—	(9.3)	(1.9)	—	(11.2)
Decrease in restricted cash	11.6	—	—	—	11.6
Net cash provided by (used in) investing activities	11.6	(27.3)	(3.9)	—	(19.6)
Cash flows from financing activities
Book overdrafts	(2.7)	—	—	—	(2.7)
Intercompany change	57.8	(59.1)	1.3	—	—
Retirement of long-term debt	(5.3)	(0.9)	—	—	(6.2)
Contributed capital	0.7	—	—	—	0.7
Net cash provided by (used in) financing activities	50.5	(60.0)	1.3	—	(8.2)
Effect of exchange rate changes on cash	—	—	1.8	—	1.8
Increase in cash	36.0	1.9	9.9	—	47.8
Cash and cash equivalents
Beginning of period	18.9	(0.3)	6.6	—	25.2
End of period	$54.9	$1.6	$16.5	—	$73.0

Consolidating Statement of Cash Flows
For the Fiscal Year Ended September 30, 2004

	Issuer	Guarantor Companies(1)	Non- Guarantor Companies	Consolidating Eliminations	Consolidated
	(restated)	(restated)	(restated)		(restated)
Net cash provided by (used in) operating activities	$(18.4)	$103.2	$4.7	—	$89.5
Cash flows from investing activities
Capital expenditures	—	(21.5)	(1.0)	—	(22.5)
Acquisition of businesses	—	(19.8)	—	—	(19.8)
Net cash used in investing activities	—	(41.3)	(1.0)	—	(42.3)
Cash flows from financing activities
Book overdrafts	3.3	—	—	—	3.3
Intercompany change	72.9	(70.2)	(2.7)	—	—
Proceeds from short-term borrowings	9.2	—	—	—	9.2
Payment of short-term borrowings	(9.2)	—	—	—	(9.2)
Proceeds from long-term debt	960.0	—	—	—	960.0
Retirement of long-term debt	(603.4)	(1.2)	—	—	(604.6)
Payment of deferred financing fees	(32.2)	—	—	—	(32.2)
Dividends paid	(387.3)	—	—	—	(387.3)
Net cash provided by (used in) financing activities	13.3	(71.4)	(2.7)	—	(60.8)
Effect of exchange rate changes on cash	—	—	1.1	—	1.1
Increase (decrease) in cash	(5.1)	(9.5)	2.1	—	(12.5)
Cash and cash equivalents
Beginning of period	54.9	1.6	16.5	—	73.0
End of period	$49.8	$(7.9)	$18.6	—	$60.5

Consolidating Statement of Cash Flows
For the Fiscal Year Ended September 30, 2005

	Issuer	Guarantor Companies(1)	Non- Guarantor Companies	Consolidating Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(42.6)	$103.8	$12.6	—	$73.8
Cash flows from investing activities
Capital expenditures	—	(24.0)	(3.2)	—	(27.2)
Proceeds from sale of property, plant and equipment	—	2.2	—	—	2.2
Net cash used in investing activities	—	(21.8)	(3.2)	—	(25.0)
Cash flows from financing activities
Book overdrafts	4.8	—	—	—	4.8
Intercompany change	84.7	(84.4)	(0.3)	—	—
Retirement of long-term debt,	(2.2)	(1.1)	—	—	(3.3)
Net cash provided by (used in) financing activities	87.3	(85.5)	(0.3)	—	1.5
Effect of exchange rate changes on cash	—	—	8.1	—	2.0
Increase (decrease) in cash	44.7	(3.5)	11.1	—	52.3
Cash and cash equivalents
Beginning of period	49.8	(7.9)	18.6	—	60.5
End of period	$94.5	$(11.4)	$29.7	—	$112.8

(1)          Guarantors include the accounts of the following direct and indirect subsidiaries of Mueller Group, LLC:

Name	State of Incorporation
AnvilStar, LLC	Delaware
Anvil International, Inc.	Delaware
Henry Pratt Company	Delaware
Henry Pratt International Ltd	Delaware
Hersey Meters Co.	Delaware
Hydro Gate Acquisition Corp.	Delaware
James Jones Company	California
J.B. Smith Mfg. Co.	Oklahoma
Mueller Co.	Illinois
Mueller Service Co.	Delaware
Milliken Acquisition Corp.	Delaware
Mueller International, Inc.	Delaware
Mueller International, LLC	Delaware
Mueller International Finance, Inc.	Delaware
Mueller International Finance, LLC	Delaware

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: December 19, 2005

MUELLER GROUP, LLC
By:	/S/ JEFFERY W. SPRICK
Name: Jeffery W. Sprick
Title: Chief Financial Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ DALE B. SMITH	President, Chief Executive Officer	December 19, 2005
Dale B. Smith	and Director
/s/ JEFFERY W. SPRICK	Chief Financial Officer	December 19, 2005
Jeffery W. Sprick
/s/ GREGORY E. HYLAND	Director	December 19, 2005
Gregory E. Hyland
/s/ WILLIAM F. OHRT	Director	December 19, 2005
William F. Ohrt
/s/ JOSEPH J. TROY	Director	December 19, 2005
Joseph J. Troy
/s/ VICTOR P. PATRICK	Director	December 19, 2005
Victor P. Patrick