Form 10-Q/A
period 2005-04-02
Mueller Group, Inc.
filed 2006-02-02
CIK 1290999

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

* Formerly Mueller Group, Inc.

Explanatory Note

The purpose of this Amendment No. 1 to the Quarterly Report on Form 10-Q of Mueller Group, LLC (formerly known as Mueller Group, Inc.) (the “Company”) is to restate the Company’s consolidated financial statements as of and for the three and six months ended April 2, 2005. On December 14, 2005, the Company’s management and the Audit Committee of the Board of Directors determined that the financial statements of the Company for the two years ended September 30, 2004 and interim periods of fiscal years 2005 and 2004 required restatement.

The 2005 Restatements reflect adjustments to correct cash flow statement errors related to foreign currency translation and book cash overdrafts, the misclassification of deferred income tax assets between current and non-current classifications in the balance sheet and the misclassification of depreciation expense between selling, general and administrative expense and cost of sales. The 2005 Restatements had no impact on the Company’s consolidated net income or the Consolidated Statement of Stockholders’ Deficit. The nature and impact of these adjustments are described in Note 2: “Restatements” in this Form 10-Q/A.

For the convenience of the reader, this Form 10-Q/A sets forth the original Form 10-Q in its entirety. Except for the revision of management’s conclusion regarding the effectiveness of the Company’s disclosure controls and procedures as of April 2, 2005 presented under Part 1, Item 4, the Company has not modified or updated other disclosures presented in the original report on Form 10-Q except for the required effects of the restatement. Accordingly, other than the items indicated above, this Form 10-Q/A does not reflect events occurring after the filing of the original Form 10-Q or modify or update those disclosures. Information not affected by the restatement is unchanged and reflects the disclosure made at the time of the original filing of the Form 10-Q with the Securities and Exchange Commission on May 13, 2005. Accordingly, this Form 10-Q/A should be read in conjunction with the Company’s filings made with the Securities and Exchange Commission subsequent to the filing of the original Form 10-Q. The following items have been amended as a result of the restatement:

•       Part I—Item 1. Unaudited Financial Statements

•       Part I—Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

•       Part I—Item 4. Controls and Procedures; and

•       Part II—Item 6. Exhibits

MUELLER GROUP, INC.

REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED APRIL 2, 2005

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MUELLER GROUP, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2004	April 2, 2005
	(restated)	(restated)
	(unaudited) (dollars in millions)
Assets
Cash and cash equivalents	$60.5	$56.9
Receivables, net of allowance for doubtful accounts of $5.1 and $5.3, respectively	162.0	163.7
Inventories	260.2	304.0
Income taxes receivable	4.1	3.3
Deferred income taxes	21.8	23.5
Prepaid expenses and other current assets	28.9	27.6
Total current assets	537.5	579.0
Property, plant and equipment, net	186.8	177.1
Goodwill, net	163.2	163.2
Identifiable intangibles, net	55.2	53.8
Pension intangible	0.8	0.8
Deferred financing fees, net	33.8	31.4
Deferred income taxes	6.5	5.6
Total assets	$983.8	$1,010.9
Liabilities
Accounts payable	$57.6	$61.0
Current portion of long-term debt	3.2	3.9
Accrued expenses and other current liabilities	85.5	84.3
Total current liabilities	146.3	149.2
Long-term debt, net of current portion	929.4	927.8
Accrued pension liability	29.2	32.3
Other long-term liabilities	7.8	4.8
Total liabilities	1,112.7	1,114.1
Commitments and contingencies (Note 8)	—	—
Shareholders’ equity
Common stock—$0.01 par value (100 shares authorized and issued)	—	—
Additional paid-in capital	—	—
Accumulated deficit	(112.9)	(90.6)
Accumulated other comprehensive loss	(16.0)	(12.6)
Total shareholders’ equity	(128.9)	(103.2)
Total liabilities and shareholders’ equity	$983.8	$1,010.9

The accompanying notes are an integral part of the financial statements.

MUELLER GROUP, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended
	March 27, 2004	April 2, 2005
	(restated)	(restated)
	(unaudited) (dollars in millions)
Net sales	$236.3	$285.2
Cost of sales	171.4	199.0
Gross profit	64.9	86.2
Selling, general and administrative expense, including stock compensation expense	38.4	46.1
Facility rationalization, restructuring and related costs	0.9	1.5
Operating income	25.6	38.6
Interest expense and early repayment costs	(6.7)	(18.6)
Interest income	0.1	0.2
Income before income taxes	19.0	20.2
Income tax expense	7.6	7.8
Net income	$11.4	$12.4

	Six months ended
	March 27, 2004	April 2, 2005
	(restated)	(restated)
	(unaudited) (dollars in millions)
Net sales	$456.5	$541.3
Cost of sales	334.7	380.9
Gross profit	121.8	160.4
Selling, general and administrative expense, including stock compensation expense	75.4	87.9
Facility rationalization, restructuring and related costs	0.9	1.6
Operating income	45.5	70.9
Interest expense and early repayment costs	(20.4)	(35.1)
Interest income	0.2	0.6
Income before income taxes	25.3	36.4
Income tax expense	10.1	14.1
Net income	$15.2	$22.3

The accompanying notes are an integral part of the financial statements.

MUELLER GROUP, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended
	March 27, 2004	April 2, 2005
	(restated)	(restated)
	(unaudited)
	(dollars in millions)
Cash flows from operating activities
Net income	$15.2	$22.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	23.2	22.6
Amortization of intangibles and tooling	10.0	2.8
Unrealized gain on interest rate swaps	(6.3)	(2.9)
All other adjustments	2.2	1.8
Changes in assets and liabilities, net of the effects of acquisitions:
Receivables	(14.0)	(0.6)
Inventories	(15.4)	(42.1)
Accounts payable and accrued expenses	(8.3)	(3.4)
All other changes, net	3.6	5.2
Net cash provided by operating activities	10.2	5.7
Cash flows from investing activities
Purchase of property, plant and equipment	(11.0)	(13.6)
Acquisition of businesses, net of cash acquired	(19.8)	—
Net cash used in investing activities	(30.8)	(13.6)
Cash flows from financing activities
Book cash overdrafts	5.9	4.9
Proceeds from short-term borrowings	9.2	—
Payment of long-term debt, including capital lease obligations	(51.8)	(1.2)
Payment of deferred financing fees	(0.8)	—
Net cash provided by financing activities	(37.5)	3.7
Effect of exchange rate changes on cash	0.4	0.6
Decrease in cash and cash equivalents	(57.7)	(3.6)
Cash and cash equivalents
Beginning of period	73.0	60.5
End of period	$15.3	$56.9

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

2005 Restatements

In the course of finalizing the September 30, 2005 financial statements, the Company determined that certain items included in the Statements of Consolidated Cash Flows, the Consolidated Statements of Operations and the Consolidated Balance Sheets were not properly classified in annual and interim periods. The interim financial statements for the three and six months ended March 27, 2004 and April 2, 2005, respectively, were restated for the following items:

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

Book cash overdrafts

In interim periods during fiscal 2004 and 2005, cash accounts in book cash overdraft positions were netted with accounts where legal right of offset did not exist. On the Consolidated Balance Sheets, cash and cash equivalents should have increased and a liability recorded with respect to such book cash overdrafts by comparable amounts. The change in the book cash overdraft should have been reflected as a financing activity in the Statements of Consolidated Cash Flows and should have been included in accounts payable and as an increase in cash and cash equivalents in the Consolidated Balance Sheet as of April 2, 2005.

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

The following tables set forth the effects of the 2005 and 2004 Restatements discussed above on the financial statements as of April 2, 2005 and for the three and six months ended March 27, 2004 and April 2, 2005 as follows:

Consolidated Statement of Operations

	Three months ended March 27, 2004			Six months ended March 27, 2004
(dollars in millions)	as originally reported (A)	as restated for 2004 Restatements (B)	as restated for 2005 Restatements	as originally reported (A)	as restated for 2004 Restatements (B)	as restated for 2005 Restatements
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net sales	$236.9	$236.3	$236.3	$454.9	$456.5	$456.5
Cost of sales	169.4	169.7	171.4	328.0	331.2	334.7
Gross profit	67.5	66.6	64.9	126.9	125.3	121.8
Selling, general and administrative expense, including stock compensation expense	40.2	40.1	38.4	79.3	78.9	75.4
Facility rationalization and related costs	0.9	0.9	0.9	0.9	0.9	0.9
Operating income	26.4	25.6	25.6	46.7	45.5	45.5
Interest expense and early repayment costs	(6.7)	(6.7)	(6.7)	(21.2)	(20.4)	(20.4)
Interest income	0.1	0.1	0.1	0.2	0.2	0.2
Income before income taxes	19.8	19.0	19.0	25.7	25.3	25.3
Income tax expense	7.9	7.6	7.6	10.3	10.1	10.1
Net income	$11.9	$11.4	$11.4	$15.4	$15.2	$15.2

The following table shows the effects of the various 2004 Restatements on net income. The 2005 Restatements had no impact on the Company’s consolidated net income.

(dollars in millions)	Three months ended March 27, 2004	Six months ended March 27, 2004
	(unaudited)	(unaudited)
Net income, as originally reported (A)	$11.9	$15.4
Increased (decreased) pretax earnings:
Inventory valuation adjustments	(0.1)	(0.1)
Research & development costs	0.1	0.4
Revenue recognition adjustments	(0.2)	0.5
Inventory journal entries	—	(0.2)
Intercompany profit elimination	(0.6)	(1.8)
Deferred financing fees	—	0.8
Total pre-tax adjustments	(0.8)	(0.4)
Income tax effect of adjustments	0.3	0.2
Net income, as restated (B)	$11.4	$15.2

	Three months ended April 2, 2005		Six months ended April 2, 2005
(dollars in millions)	as originally reported (C)	as restated for 2005 Restatements	as originally reported (C)	as restated for 2005 Restatements
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Cost of sales	$197.3	$199.0	$377.5	$380.9
Gross profit	$87.9	$86.2	$163.8	$160.4
Selling, general and administrative expense, including stock compensation expense	$47.8	$46.1	$91.3	$87.9

Consolidated Balance Sheets

	September 30, 2004		April 2, 2005
		as restated		as restated
	as originally	for 2005	as originally	for 2005
(dollars in millions)	reported (C)	Restatements	reported (C)	Restatements
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Cash and cash equivalents	$55.6	$60.5	$47.1	$56.9
Deferred income taxes—current	$9.0	$21.8	$9.9	$23.5
Current assets	$519.8	$537.5	$555.6	$579.0
Deferred income taxes—non-current	$19.3	$6.5	$19.2	$5.6
Total assets	$978.9	$983.8	$1,001.1	$1,010.9
Accounts payable	$52.7	$57.6	$51.2	$61.0
Total current liabilities	$141.4	$146.3	$139.4	$149.2
Total liabilities	$1,107.8	$1,112.7	$1,104.3	$1,114.1
Total liabilities and shareholders' deficit	$978.9	$983.8	$1,001.1	$1,010.9

Statements of Consolidated Cash Flows

	Six months ended			Six months ended
	March 27, 2004			April 2, 2005
		as restated	as restated		as restated
	as originally	for 2004	for 2005	as originally	for 2005
(dollars in millions)	reported (A)	Restatements (B)	Restatements	reported (C)	Restatements
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Cash flows from operating activities:
All other adjustments	$2.4	$2.2	$2.2	$1.9	$1.8
Receivables	$(12.9)	$(14.5)	$(14.0)	$(1.7)	$(0.6)
Inventories	$(18.6)	$(16.3)	$(15.4)	$(43.8)	$(42.1)
Accounts payable, accrued expenses and other current liabilities	$(7.6)	$(7.9)	$(8.3)	$(2.7)	$(3.4)
Other, net	$3.5	$3.7	$3.6	$4.4	$5.2
Cash flows provided by operating activities	$9.1	$9.3	$10.2	$2.9	$5.7
Cash flows from financing activities:
Book cash overdrafts	$—	$—	$5.9	$—	$4.9
Cash flows used in financing activities	$(42.8)	$(43.4)	$(37.5)	$(1.2)	$3.7
Effect of exchange rate changes on cash	$1.3	$1.3	$0.4	$3.4	$0.6
Increase (decrease) in cash and cash equivalents	$63.1	$(63.6)	$(57.7)	$(8.5)	$(3.6)
Cash and cash equivalents—beginning of period	$71.4	$71.4	$73.0	$55.6	$60.5
Cash and cash equivalents—end of period	$8.3	$7.8	$15.3	$47.1	$56.9

Segment Information

	Three months ended		Six months ended
	March 27, 2004		March 27, 2004
		as restated		as restated
	as originally	for 2004	as originally	for 2004
(dollars in millions)	reported (A)	Restatements (B)	reported (A)	Restatements (B)
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net sales:
Water infrastructure	$137.8	$137.2	$260.3	$261.9
Piping systems	99.1	99.1	194.6	194.6
Consolidated	$236.9	$236.3	$454.9	$456.5
Segment EBITDA:
Water infrastructure	$36.6	$36.4	$66.2	$67.0
Piping systems	8.8	8.2	18.0	16.0
Total segment EBITDA	$45.4	$44.6	$84.2	$83.0
Operating income:
Water infrastructure	$30.5	$30.3	$54.0	$54.8
Piping systems	4.5	3.9	9.6	7.6
Corporate	(8.6)	(8.6)	(16.9)	(16.9)
Consolidated	$26.4	$25.6	$46.7	$45.5

	At September 30, 2004		At April 2, 2005
	as restated	as restated		as restated
	as originally	for 2005	as originally	for 2005
(dollars in millions)	reported (C)	Restatements	reported (C)	Restatements
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Total assets:
Water infrastructure	$500.0	$500.0	$508.6	$508.6
Piping systems	307.9	307.9	325.5	325.5
Corporate	171.0	175.9	167.0	176.8
Consolidated	$978.9	$983.8	$1,001.1	$1,010.9

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

	Three months ended March 27, 2004	Three months ended April 2, 2005	Six months ended March 27, 2004	Six months ended April 2, 2005
	(restated)		(restated)
Net Sales:
Water infrastructure	$137.2	$170.1	$261.9	$308.7
Piping systems	99.1	115.1	194.6	232.6
Consolidated	236.3	285.2	456.5	541.3
Intersegment sales:
Water infrastructure	3.1	3.4	6.1	6.8
Piping systems	0.2	0.1	0.3	0.3
Consolidated	3.3	3.5	6.4	7.1
Segment EBITDA:
Water infrastructure	36.4	44.4	67.0	79.2
Piping systems	8.2	14.2	16.0	30.3
Total segment EBITDA	44.6	58.6	83.0	109.5
Depreciation and amortization:
Water infrastructure	6.1	6.0	12.2	12.0
Piping systems	4.3	4.3	8.4	8.6
Corporate	6.3	2.5	12.6	4.8
Consolidated	16.7	12.8	33.2	25.4
Impairment charges:
Water infrastructure	—	—	—	—
Piping systems	0.1	—	0.1	—
Corporate	—	—	—	—
Consolidated	0.1	—	0.1	—
Capital expenditures:
Water infrastructure	3.6	6.2	6.2	9.0
Piping systems	2.9	2.1	4.8	3.9
Corporate	—	0.6	—	0.7
Consolidated	6.5	8.9	11.0	13.6

	At September 30, 2004	At April 2, 2005
	(restated)	(restated)
Total assets:
Water infrastructure	$500.0	$508.6
Piping systems	307.9	325.5
Corporate	175.9	176.8
Consolidated	983.8	1,010.9
Goodwill:
Water infrastructure	149.1	149.1
Piping systems	14.1	14.1
Consolidated	163.2	163.2
Identifiable intangibles:
Water infrastructure	5.3	4.9
Piping systems	7.2	6.2
Corporate	42.7	42.7
Consolidated	55.2	53.8

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

4. Summary of Significant Accounting Policies

Fiscal Year—The Company’s fiscal year ends on September 30. The Company’s second quarter ends on the Saturday closest to March 31.

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

Comprehensive Income—The Company’s comprehensive income for the three months ended March 27, 2004, and April 2, 2005 includes foreign currency translation losses of $(0.8) million and $(0.6) million, respectively. The Company’s comprehensive income for the six months ended March 27, 2004 and April 2, 2005 includes foreign currency translation gains of $1.3 million and $3.4 million, respectively.

Related Party Transactions—Substantially all of the outstanding shares of the common stock of our parent company, Mueller Water Products, Inc., are held by the Donaldson, Lufkin & Jenrette (“DLJ”) Merchant Banking funds. We pay DLJ an annual advisory fee in connection with a financial advisory agreement. Credit Suisse First Boston LLC, an affiliate of DLJ, has received and will receive customary fees and reimbursement of expenses in connection with the arrangement and syndication of our senior credit facility and as a lender and agent thereunder. The aggregate amount of all fees incurred by the Company with these related parties in connection with advisory services and financing arrangements was approximately $0.1 million for each of the three-month periods ended March 27, 2004 and April 2, 2005 and $0.5 million and $0.2 million for the six-month periods ended March 27, 2004 and April 2, 2005, respectively.

5. Acquisitions

Effective January 15, 2004, the Company acquired certain assets of Star Pipe, Inc. (“Star”). The acquisition was accounted for in accordance with SFAS No. 141 and the operating results were included in the consolidated results since the date of acquisition. Star is a leading distributor of foreign-sourced cast and grooved fittings and couplings. The Star acquisition provides an entry into the foreign-sourced product marketplace. The acquisition’s purchase price was $17 million, and was paid in cash.

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

On March 31, 2004, the Company’s subsidiary, Anvil International, entered into a consent order with the Georgia Department of Natural Resources regarding various alleged hazardous waste violations at the Statesboro, Georgia site formerly operated by Anvil. Pursuant to the consent order, Anvil has paid a settlement amount of $100,000, comprised of a $50,000 monetary fine and $50,000 towards a supplemental environmental project. Anvil has also agreed to perform various investigatory and remedial actions at the site and its landfill. During the second quarter of 2005, investigatory procedures were performed that resulted in management’s decision to perform remediation and book an additional $0.4 million to the reserve relating to this remediation. While the ultimate investigatory and remedial costs are currently unknown, the total costs are estimated to be between $1.2 million and $1.4 million. The Company maintains an adequate reserve to cover these estimated costs.

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

Consolidating Statement of Operations
For the Three Months Ended March 27, 2004

	Issuer	Guarantor Companies(1)	Non-Guarantor Companies	Consolidating Eliminating	Consolidated
	(restated)	(restated)		(restated)	(restated)
Net sales	$—	$202.2	$34.1	$—	$236.3
Cost of sales	—	145.8	25.6	—	171.4
Royalty expense	—	(0.4)	0.4	—	—
Gross profit	—	56.8	8.1	—	64.9
Selling, general and administrative expense, including stock compensation expense	2.0	31.8	4.6	—	38.4
Facility rationalization and related costs	—	0.9	—	—	0.9
Operating income (loss)	(2.0)	24.1	3.5	—	25.6
Interest expense	(6.9)	1.0	(0.8)	—	(6.7)
Interest income	0.1	—	—	—	0.1
Income (loss) before income taxes	(8.8)	25.1	2.7	—	19.0
Income tax expense (benefit)	(3.5)	10.0	1.1	—	7.6
Equity income from subsidiaries	16.7	1.6	—	(18.3)	—
Net income	$11.4	$16.7	$1.6	$(18.3)	$11.4

Consolidating Statement of Operations
For the Three Months Ended April 2, 2005

	Issuer	Guarantor Companies(1)	Non-Guarantor Companies	Consolidating Eliminating	Consolidated
		(restated)			(restated)
Net sales	$—	$230.6	$54.6	$—	$285.2
Cost of sales	—	154.7	44.3	—	199.0
Royalty expense	—	—	—	—	—
Gross profit	—	75.9	10.3	—	86.2
Selling, general and administrative expense, including stock compensation expense	1.3	37.7	7.1	—	46.1
Facility rationalization and related costs	—	1.5	—	—	1.5
Operating income (loss)	(1.3)	36.7	3.2	—	38.6
Interest expense	(18.5)	(0.2)	—	0.1	(18.6)
Interest income	0.1	0.1	0.1	(0.1)	0.2
Income (loss) before income taxes	(19.7)	36.6	3.3	—	20.2
Income tax expense (benefit)	(7.6)	14.2	1.2	—	7.8
Equity income from subsidiaries	24.5	2.1	—	(26.6)	—
Net income	$12.4	$24.5	$2.1	$(26.6)	$12.4

Consolidating Statement of Operations
For the Six Months Ended March 27, 2004

	Issuer	Guarantor Companies(1)	Non-Guarantor Companies	Consolidating Eliminating	Consolidated
	(restated)	(restated)		(restated)	(restated)
Net sales	$—	$388.4	$68.1	$—	$456.5
Cost of sales	—	282.8	51.9	—	334.7
Royalty expense	—	(0.8)	0.8	—	—
Gross profit	—	106.4	15.4	—	121.8
Selling, general and administrative expense, including stock compensation expense	4.2	62.0	9.2	—	75.4
Facility rationalization and related costs	—	0.9	—	—	0.9
Operating income (loss)	(4.2)	43.5	6.2	—	45.5
Interest expense	(20.4)	1.7	(1.7)	—	(20.4)
Interest income	0.1	—	0.1	—	0.2
Income (loss) before income taxes	(24.5)	45.2	4.6	—	25.3
Income tax expense (benefit)	(9.8)	18.1	1.8	—	10.1
Equity income from subsidiaries	29.9	2.8	—	(32.7)	—
Net income	$15.2	$29.9	$2.8	$(32.7)	$15.2

Consolidating Statement of Operations
For the Six Months Ended April 2, 2005

	Issuer	Guarantor Companies(1)	Non-Guarantor Companies	Consolidating Eliminating	Consolidated
		(restated)			(restated)
Net sales	$—	$433.3	$108.0	$—	$541.3
Cost of sales	—	294.3	86.6	—	380.9
Royalty expense	—	—	—	—	—
Gross profit	—	139.0	21.4	—	160.4
Selling, general and administrative expense, including stock compensation expense	4.2	69.1	14.6	—	87.9
Facility rationalization and related costs	—	1.6	—	—	1.6
Operating income (loss)	(4.2)	68.3	6.8	—	70.9
Interest expense	(35.0)	(0.3)	—	0.2	(35.1)
Interest income	0.4	0.2	0.2	(0.2)	0.6
Income (loss) before income taxes	(38.8)	68.2	7.0	—	36.4
Income tax expense (benefit)	(15.0)	26.6	2.5	—	14.1
Equity income from subsidiaries	46.1	4.5	—	(50.6)	—
Net income	$22.3	$46.1	$4.5	$(50.6)	$22.3

Consolidating Balance Sheet
September 30, 2004

	Issuer	Guarantor Companies(1)	Non- Guarantor Companies	Consolidating Eliminations	Consolidated
	(restated)	(restated)			(restated)
Assets
Cash and cash equivalents	$49.8	$(7.9)	$18.6	$—	$60.5
Receivables, net	—	134.5	27.5	—	162.0
Inventories	—	211.9	48.3	—	260.2
Income taxes receivable	6.5	0.1	(2.5)	—	4.1
Deferred income taxes	—	21.8	—	—	21.8
Prepaid expenses and other current assets	—	26.8	2.1	—	28.9
Total current assets	56.3	387.2	94.0	—	537.5
Property, plant and equipment, net	0.7	173.3	12.8	—	186.8
Goodwill, net	—	163.1	0.1	—	163.2
Identifiable intangibles, net	—	55.2	—	—	55.2
Pension intangible	—	0.8	—	—	0.8
Investment in subsidiaries	981.3	26.1	—	(1,007.4)	—
Deferred financing fees, net	33.8	—	—	—	33.8
Deferred income taxes	(3.0)	10.0	(0.5)	—	6.5
Total assets	$1,069.1	$815.7	$106.4	$(1,007.4)	$983.8
Liabilities
Accounts payable	$7.2	$38.4	$12.0	$—	$57.6
Current portion of long-term debt	2.2	1.0	—	—	3.2
Accrued expenses and other current liabilities	17.6	61.9	6.0	—	85.5
Total current liabilities	27.0	101.3	18.0	—	146.3
Intercompany accounts	236.9	(297.8)	60.9	—	—
Long-term debt, net of current portion	927.9	1.5	—	—	929.4
Accrued pension liability	0.0	29.4	(0.2)	—	29.2
Other long-term liabilities	6.2	—	1.6	—	7.8
Total liabilities	1,198.0	(165.6)	80.3	—	1,112.7
Shareholders’ equity (deficit)
Total shareholders’ equity (deficit)	(128.9)	981.3	26.1	(1,007.4)	(128.9)
Total liabilities and shareholders’ equity (deficit)	$1,069.1	$815.7	$106.4	$(1,007.4)	$983.8

Consolidating Balance Sheet
April 2, 2005

	Issuer	Guarantor Companies(1)	Non- Guarantor Companies	Consolidating Eliminations	Consolidated
	(restated)	(restated)			(restated)
Assets
Cash and cash equivalents	$57.1	$(11.9)	$11.7	$—	$56.9
Receivables, net	—	135.3	28.4	—	163.7
Inventories	—	248.6	55.4		304.0
Income taxes receivable	2.5	—	0.8	—	3.3
Deferred income taxes	—	23.5	—	—	23.5
Prepaid expenses and other current assets	—	25.5	2.1	—	27.6
Total current assets	59.6	421.0	98.4	—	579.0
Property, plant and equipment, net	—	164.1	13.0	—	177.1
Goodwill, net	—	163.2	—	—	163.2
Identifiable intangibles, net	—	53.7	0.1	—	53.8
Pension intangible	—	0.8	—	—	0.8
Investment in subsidiaries	1,063.3	32.3	—	(1,095.6)	—
Deferred financing fees, net	31.4	—	—	—	31.4
Deferred income taxes	(4.1)	10.2	(0.5)	—	5.6
Total assets	$1,150.2	$845.3	$111.0	$(1,095.6)	$1,010.9
Liabilities
Accounts payable	$10.9	$39.3	$10.8	$—	$61.0
Current portion of long-term debt	2.9	1.0	—	—	3.9
Accrued expenses and other current liabilities	18.2	59.9	6.2	—	84.3
Total current liabilities	32.0	100.2	17.0	—	149.2
Intercompany accounts	293.3	(353.6)	60.3	—	—
Long-term debt, net of current portion	926.4	1.4	—	—	927.8
Accrued pension liability	—	32.6	(0.3)	—	32.3
Other long-term liabilities	1.7	1.4	1.7	—	4.8
Total liabilities	1,253.4	(218.0)	78.7	—	1,114.1
Shareholders’ equity (deficit)
Total shareholders’ equity (deficit)	(103.2)	1,063.3	32.3	(1,095.6)	(103.2)
Total liabilities and shareholders’ equity (deficit)	$1,150.2	$845.3	$111.0	$(1,095.6)	$1,010.9

Consolidating Statement of Cash Flows
For the Six Months Ended March 27, 2004

	Issuer	Guarantor Companies(1)	Non- Guarantor Companies	Consolidating Eliminations	Consolidated
	(restated)	(restated)	(restated)		(restated)
Net cash provided by (used in) operating activities	$(24.5)	$39.4	$(4.7)	—	$10.2
Cash flows from investing activities
Capital expenditures	—	(10.4)	(0.6)	—	(11.0)
Acquisition of businesses	—	(19.8)	—	—	(19.8)
Net cash provided by (used in) investing activities	—	(30.2)	(0.6)	—	(30.8)
Cash flows from financing activities
Book cash overdrafts	5.9	—	—	—	5.9
Proceeds from short-term borrowings	9.2	—	—	—	9.2
Intercompany change	16.3	(13.3)	(3.0)	—	—
Payment of long-term debt, including capital lease obligations	(51.3)	(0.5)	—	—	(51.8)
Payment of deferred financing fees	(0.8)	—	—	—	(0.8)
Net cash used in financing activities	(20.7)	(13.8)	(3.0)	—	(37.5)
Effect of exchange rate changes on cash	—	—	0.4	—	0.4
Decrease in cash	(45.2)	(4.6)	(7.9)	—	(57.7)
Cash and cash equivalents
Beginning of period	54.9	1.6	16.5	—	73.0
End of period	$9.7	$(3.0)	$8.6	—	$15.3

Consolidating Statement of Cash Flows
For the Six Months Ended April 2, 2005

	Issuer	Guarantor Companies(1)	Non- Guarantor Companies	Consolidating Eliminations	Consolidated
	(restated)	(restated)	(restated)		(restated)
Net cash provided by operating activities	$(19.8)	$29.6	$(4.1)	—	$5.7
Cash flows from investing activities
Capital expenditures	—	(12.6)	(1.0)	—	(13.6)
Net cash provided by (used in) investing activities	—	(12.6)	(1.0)	—	(13.6)
Cash flows from financing activities
Book cash overdrafts	4.9	—	—	—	4.9
Intercompany change	22.9	(20.5)	(2.4)	—	—
Payment of long-term debt, including capital lease obligations	(0.7)	(0.5)	—	—	(1.2)
Net cash provided by (used in) financing activities	27.1	(21.0)	(2.4)	—	3.7
Effect of exchange rate changes on cash	—	—	0.6	—	0.6
Increase (decrease) in cash	7.3	(4.0)	(6.9)	—	(3.6)
Cash and cash equivalents
Beginning of period	49.8	(7.9)	18.6	—	60.5
End of period	$57.1	$(11.9)	$11.7	—	$56.9

(1)          Guarantors include the accounts of the following direct and indirect subsidiaries of Mueller Group, Inc.:

Name	State of Incorporation
AnvilStar, LLC	Delaware
Anvil International, Inc.	Delaware
Henry Pratt Company	Delaware
Henry Pratt International Ltd	Delaware
Hersey Meters Co.	Delaware
Hydro Gate Acquisition Corp.	Delaware
James Jones Company	California
J.B. Smith Mfg. Co.	Oklahoma
Mueller Co.	Illinois
Mueller Service Co.	Delaware
Milliken Acquisition Corp.	Delaware
Mueller International, Inc.	Delaware
Mueller International, LLC	Delaware
Mueller International Finance, Inc.	Delaware
Mueller International Finance, LLC	Delaware

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

Restatements

This section is comprised of two parts: 2005 Restatements and 2004 Restatements. The 2004 Restatements were previously reported in the original Form 10-Q. The previous Management’s Discussion and Analysis of Financial Condition and Results of Operations has been appropriately updated to reflect the 2005 and 2004 Restatements.

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

Results of Operations

Three Months Ended April 2, 2005 As Compared to the Three Months Ended March 27, 2004

	Three months ended				FY05 Q2 vs. FY04 Q2
	April 2, 2005	Percentage of net sales (2)	March 27, 2004	Percentage of net sales (2)	Increase/ (decrease)	Change in percentage of net sales
	(restated)		(restated)
	(dollars in millions)
Net sales
Water infrastructure	$170.1	59.6%	$137.2	58.1%	$32.9	1.5%
Piping systems	115.1	40.4	99.1	41.9	16.0	(1.5)
Consolidated	285.2	100.0	236.3	100.0	48.9	—
Gross profit
Water infrastructure	56.8	33.4	44.2	32.2	12.6	1.2
Piping systems	31.1	27.0	22.4	22.6	8.7	4.4
Depreciation expense not allocated to segments	(1.7)	(0.6)	(1.7)	(0.7)	—	0.1
Consolidated	86.2	30.2	64.9	27.5	21.3	2.7
Selling, general and administrative expenses, including stock compensation expense
Water infrastructure	16.9	9.9	13.9	10.1	3.0	(0.2)
Piping systems	21.2	18.4	17.6	17.8	3.6	0.6
Corporate	8.0	2.8	6.9	2.9	1.1	(0.1)
Consolidated	46.1	16.2	38.4	16.3	7.7	(0.1)
Facility rationalization, restructuring and related costs
Water infrastructure	1.5	0.9	—	—	1.5	0.9
Piping systems	—	—	0.9	0.9	(0.9)	(0.9)
Consolidated	1.5	0.5	0.9	0.4	0.6	0.1
Operating income
Water infrastructure	38.4	22.6	30.3	22.1	8.1	0.5
Piping systems	9.9	8.6	3.9	3.9	6.0	4.7
Corporate	(9.7)	(3.4)	(8.6)	(3.6)	(1.1)	0.2
Consolidated	38.6	13.5	25.6	10.8	13.0	2.7
Interest expense	(18.6)	(6.5)	(6.7)	(2.8)	(11.9)	(3.7)
Interest income	0.2	0.1	0.1	—	0.1	0.1
Income before income taxes	20.2	7.1	19.0	8.0	1.2	(0.9)
Income tax expense	7.8	2.7	7.6	3.2	0.2	(0.5)
Net income	$12.4	4.3%	$11.4	4.8%	$1.0	(0.5)
Segment EBITDA(1)
Water infrastructure	44.4	26.1	36.4	26.5	8.0	(0.4)
Piping systems	14.2	12.3	8.2	8.3	6.0	4.0
Total segment EBITDA	$58.6	20.5	$44.6	18.9	$14.0	1.6

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

Gross Profit   Gross profit for the three months ended April 2, 2005 was $86.2 million, or a 32.8% increase as compared to $64.9 million for the three months ended March 27, 2004. Gross profit, as a percentage of net sales, or gross margin, increased from 27.5% for our second quarter of 2004 to 30.2% for our second quarter of 2005.

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

Selling, General & Administrative Expense.   Selling, General and Administrative expenses (“SG&A”) for the three months ended April 2, 2005 were $46.1 million, or a 20.0% increase as compared to $38.4 million for the three months ended March 27, 2004. As a percentage of net sales, SG&A decreased from 16.3% for our second quarter of 2004 to 16.2% for our second quarter of 2005.

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

Corporate expenses for the three months ended April 2, 2005 were $8.0 million as compared to $6.9 million for the three months ended March 27, 2004. Significant factors contributing to higher costs in the second quarter of 2005 include: legal and audit fees of $0.7 million related to an internal investigation (see Note 2), accounting and legal fees of $0.5 million related to SEC filing matters, consulting fees of $1.4 million related to efforts to become compliant with public company reporting and Sarbanes-Oxley internal control requirements, increased incentive compensation costs of $1.3 million, increased audit and other consulting fees of $0.6 million, and increased salary and benefit costs of $0.3 million associated with additional accounting and legal staffing. These items are offset by a $4.0 million reduction in amortization expense for the second quarter of 2005 as compared to the second quarter of 2004 due to an intangible asset becoming fully amortized during the fourth quarter of 2004. Corporate expenses consist primarily of corporate staff, benefits, legal and facility costs.

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

Results of Operations

Six Months Ended April 2, 2005 As Compared to the Six Months Ended March 27, 2004

	Six months ended				2005 vs. 2004
	April 2, 2005	Percentage of net sales (2)	March 27, 2004	Percentage of net sales (2)	Increase/ (decrease)	Change in percentage of net sales
	(restated)		(restated)
	(dollars in millions)
Net sales
Water infrastructure	$308.7	57.0%	$261.9	57.4%	$46.8	(0.4)%
Piping systems	232.6	43.0	194.6	42.6	38.0	0.4
Consolidated	541.3	100.0	456.5	100.0	84.8	—
Gross profit
Water infrastructure	101.6	32.9	83.3	31.8	18.3	1.1
Piping systems	62.2	26.7	42.0	21.6	20.2	5.1
Depreciation expense not allocated to segments	(3.4)	(0.6)	(3.5)	(0.8)	0.1	0.2
Consolidated	160.4	29.6	121.8	26.7	38.6	2.9
Selling, general and administrative expenses, including stock compensation expense
Water infrastructure	32.8	10.6	28.5	10.9	4.3	(0.3)
Piping systems	40.5	17.4	33.5	17.2	7.0	0.2
Corporate	14.6	2.7	13.4	2.9	1.2	(0.2)
Consolidated	87.9	16.2	75.4	16.5	12.5	(0.3)
Facility rationalization, restructuring and related costs
Water infrastructure	1.6	4.0	—	—	1.6	4.0
Piping systems	—	—	0.9	0.5	(0.9)	(0.5)
Consolidated	1.6	1.8	0.9	0.2	0.7	1.6
Operating income
Water infrastructure	67.2	21.8	54.8	20.9	12.4	0.9
Piping systems	21.7	9.3	7.6	3.9	14.1	5.4
Corporate	(18.0)	(3.3)	(16.9)	(3.7)	(1.1)	0.4
Consolidated	70.9	13.1	45.5	10.0	25.4	3.1
Interest expense	(35.1)	(6.5)	(20.4)	(4.5)	(14.7)	(2.0)
Interest income	0.6	0.1	0.2	—	0.4	0.1
Income before income taxes	36.4	6.7	25.3	5.5	11.1	1.2
Income tax expense	14.1	2.6	10.1	2.2	4.0	0.4
Net income	$22.3	4.1%	$15.2	3.3%	$7.1	0.8
Segment EBITDA(1)
Water infrastructure	79.2	25.7	67.0	25.6	12.2	0.1
Piping systems	30.3	13.0	16.0	8.2	14.3	4.8
Total segment EBITDA	$109.5	20.2	$83.0	18.2	$26.5	2.0

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

Gross Profit.   Gross profit for the six months ended April 2, 2005 was $160.4 million, or a 31.7% increase as compared to $121.8 million for the six months ended March 27, 2004. Gross profit, as a percentage of net sales, or gross margin, increased from 26.7% for our first half of 2004 to 29.6% for our first half of 2005.

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

Selling, General & Administrative Expense.   Selling, General and Administrative expenses (“SG&A”) for the six months ended April 2, 2005 were $87.9 million, or a 16.6% increase as compared to $75.4 million for the six months ended March 27, 2004. As a percentage of net sales, SG&A decreased from 16.5% for our first half of 2004 to 16.2% for our first half of 2005.

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

Corporate expenses for the six months ended April 2, 2005 were $14.6 million as compared to $13.4 million for the six months ended March 27, 2004. Significant factors contributing to higher costs for the first half of 2005 include: legal and audit fees of $3.0 million related to an internal investigation (see Note 2), accounting and legal fees of $1.1 million related to SEC filing matters, consulting fees of $1.5 million related to efforts to become compliant with public company reporting and Sarbanes-Oxley internal control requirements, increased incentive compensation costs of $1.7 million, increased audit and other consulting fees of $0.8 million, and increased salary, benefit, recruiting and relocation costs of $0.8 million associated with additional accounting and legal staffing. These items are offset by a $8.0 million reduction in amortization expense for the first half of 2005 as compared to the first half of 2004 due to an intangible asset becoming fully amortized during the fourth quarter of 2004. Corporate expenses consist primarily of corporate staff, benefits, legal and facility costs.

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

Cash flows from operating activities.   Net cash provided by operations was $5.7 million for the first six months of 2005, compared to net cash provided of $10.2 million for the first six months of 2004. Significant changes in working capital balances in the first six months of 2005 included a $42.1 million increase in inventories. Water infrastructure inventories increased $21.6 million during the six months ended April 2, 2005. This was largely due to a planned seasonal inventory build. Approximately $5.0 million of the total increase was due to higher raw material costs. Piping systems inventories increased $22.2 million during the six months ended April 2, 2005. A planned domestic manufacturing inventory build accounted for approximately $7.0 million of this increase, while about $5.0 million was due to higher raw material costs, and $11.0 million was due to increased foreign product required to service customer demand.

Cash flows used in investing activities.   In the first six months of 2005 we had net cash used in investing activities of $13.6 million compared to net cash used in the first six months of 2004 of $30.8 million. This was primarily due to $19.8 million spent during the second quarter of 2004 for the acquisitions of Star and Modern Molded (see Note 5).

Cash flows from financing activities.   Cash flows used in financing activities were $37.5 million in the first six months of 2004 compared to cash flows provided by financing activities of $3.7 million in the first six months of 2005. This was primarily due to early payment of $50 million of subordinated notes due 2009 in the first quarter of 2004.

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

ITEM 3.                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The nature of market risks faced by the Company at April 2, 2005 were the same as disclosed in the Company’s Annual Report on Form 10-K for the year ended September 30, 2004. We are exposed to various market risks, which are potential losses arising from adverse changes in market rates and prices, such as interest rates, foreign exchange fluctuations and raw materials. We do not enter into derivatives or other financial instruments for trading or speculative purposes.

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

Our strategy for management of currency risk relies primarily on conducting our operations in a country’s respective currency and may, from time to time, involve currency derivatives, primarily forward foreign exchange contracts, to reduce our exposure to currency fluctuations. As of April 2, 2005, we had foreign exchange contracts outstanding with a notional principal amount of $1.8 million to hedge our Canadian operations’ exposure to currency fluctuations on products purchased from United States suppliers and purchases of equipment from European suppliers.

ITEM 4. CONTROLS AND PROCEDURES.

This Item 4 disclosure has been updated from what was originally reported for the quarter ended April 2, 2005 to reflect the results of the Company’s evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2005, which identified a material weakness that effectively led to the restatement of the previously issued financial statements for the years ended September 30, 2004 and 2003, the first three quarters of fiscal 2005 and all interim periods of fiscal 2004.

Restatement of Previously Issued Consolidated Financial Statements

As described in Note 2 to the financial statements, the Company identified errors in the presentation in the Company’s previously issued consolidated financial statements: (i) the effect of foreign currency exchange rate changes on cash balances; (ii) book cash overdrafts; (iii) the misclassification of deferred income tax assets between the current and non-current classifications in the balance sheet and (iv) the misclassification of depreciation expense. As a result of these errors, the Company has restated its consolidated financial statements for the years ended September 30, 2004 and 2003, the first three quarters of fiscal 2005 and all interim periods of fiscal 2004.

The 2005 Restatement had no effect on the Company’s consolidated net income or the Consolidated Statement of Stockholders’ Deficit for the two fiscal years ended September 30, 2004 and the first three quarters of fiscal 2005 and all interim periods of fiscal 2004, including our quarter ended April 2, 2005.

Evaluation of our Disclosure Controls and Procedures.

As of the end of the period covered by this report, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act’’)). This evaluation was done under the supervision and with the participation of management, including Dale B. Smith, President and Chief Executive Officer(“CEO’’), and Jeffery W. Sprick, Chief Financial Officer (“CFO’’). It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met.

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

Material Weakness in Internal Control over Financial Reporting

A material weakness is a control deficiency or a combination of control deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected. As of April 2, 2005, the Company did not maintain effective controls over the preparation, review and presentation and disclosure of the Company’s consolidated financial statements. Specifically, the Company’s controls failed to prevent or detect the incorrect presentation of the following: (i) cash flows from the effect of exchange rate changes on cash balances; (ii) cash flows and balance sheet presentation of book cash overdrafts; (iii) the presentation of current and non-current deferred income tax assets in the Company’s Consolidated Balance Sheets; and (iv) classification of certain depreciation expense as selling, general and administrative expense instead of cost of sales in the Company’s Consolidated Statements of Operations. This control deficiency resulted in the restatement of our annual consolidated financial statements for fiscal 2004 and 2003 and our interim consolidated financial statements for the first three quarters of fiscal 2005, all interim periods of fiscal 2004 and audit adjustments to our 2005 annual consolidated financial statements. Additionally, this control deficiency could result in a misstatement of the presentation and disclosure of the Company’s consolidated financial statements that would result in a material misstatement in the annual or interim financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

Previous Disclosure About Our Material Weakness in Internal Control over Financial Reporting

As of September 30, 2004, and all interim periods through July 2, 2005, including our quarter ended April 2, 2005, we reported the following control deficiencies that, in the aggregate, constituted a material weakness in internal control over preparation, review and presentation and disclosure of the Company’s consolidated financial statements. Specifically our control deficiencies included: (i) a lack of personnel with experience in financial reporting and control procedures necessary for SEC registrants; (ii) a lack of sufficient controls to prevent or detect, on a timely basis, unauthorized journal entries; (iii) a lack of sufficient controls over information technology data conversion and program changes; (iv) a lack of sufficient controls over the development and communication of income tax provisions; (v) a lack of effective controls surrounding “whistleblower” hotline complaints and internal certifications to ensure that issues were communicated on a more timely basis by management to the audit committee and the independent registered public accounting firm; (vi) a lack of effective controls over revenue recognition associated with full truckload shipments not immediately dispatched by freight carriers; and (vii) a lack of formal controls and procedures regarding assessment of financial exposures and transactions, including consideration of accounting implications under generally accepted accounting principles. These control deficiencies resulted in audit adjustments to the consolidated financial statements for the year ended September 30, 2004. Additionally, these control deficiencies, in the aggregate, could result in a misstatement to accounts and disclosures that would result in a material misstatement to the annual or interim financial statements that would not be prevented or detected. Accordingly, management determined that these control deficiencies in the aggregate constituted a material weakness.

We reported in our Form 10-Q for all interim periods in fiscal 2005 that we had taken steps to remediate this material weakness. We: (i) reassigned our Chief Financial Officer, appointed an Interim Chief Financial Officer and hired additional accounting and finance staff; (ii) introduced increased training for our existing financial and accounting and other staff; (iii) retained third-party consultants with significant SEC financial reporting experience to provide assistance in complying with SEC reporting requirements; (iv) formed a disclosure committee to supervise the preparation of our Exchange Act Reports and other public communications; (v) improved our controls over, and began developing written policies and procedures that cover all of our significant accounting processes, including journal entries, the development and communication of income tax provisions, information data conversion issues and program changes, revenue recognition and assessing financial exposures; (vi) improved and centralized our controls over our information technology; and (vii) implemented global compliance initiatives under the direction of our Chief Compliance Officer. These improvement efforts continued to progress during our second quarter ended April 2, 2005. While significant improvements have been implemented throughout the year, management believes that additional remediation is needed and will require changes in personnel, processes and procedures to ensure timely and accurate financial reporting on a sustainable basis.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the three months ended April 2, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting other than as described above.

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

10.2	Amendment No. 1, dated May 3, 2005, to Employment Agreement by and between Mueller Group, Inc. and Darrell Jean dated February 18, 2005.(3)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

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