Form 10-Q/A
period 2005-07-02
Mueller Group, Inc.
filed 2006-02-02
CIK 1290999

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1 to Form 10-Q

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 2, 2005.

☐        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 333-117473

MUELLER GROUP, LLC*

(Exact name of registrant as specified in its charter)

Delaware	37-1387813
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	identification No.)

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

*       Formerly Mueller Group, Inc.

Explanatory Note

The purpose of this Amendment No. 1 to the Quarterly Report on Form 10-Q of Mueller Group, LLC (formerly known as Mueller Group, Inc.) (the “Company”) is to restate the Company’s consolidated financial statements as of and for the three and nine months ended July 2, 2005. On December 14, 2005, the Company’s management and the Audit Committee of the Board of Directors determined that the financial statements of the Company for the two years ended September 30, 2004 and interim periods of fiscal years 2005 and 2004 required restatement.

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

For the convenience of the reader, this Form 10-Q/A sets forth the original Form 10-Q in its entirety. Except for the revision of management’s conclusion regarding the effectiveness of the Company’s disclosure controls and procedures as of July 2, 2005 presented under Part 1, Item 4, the Company has not modified or updated other disclosures presented in the original report on Form 10-Q except for the required effects of the 2005 Restatements. Accordingly, other than the items indicated above, this Form 10-Q/A does not reflect events occurring after the filing of the original Form 10-Q or modify or update those disclosures. Information not affected by the restatement is unchanged and reflects the disclosure made at the time of the original filing of the Form 10-Q with the Securities and Exchange Commission on August 12, 2005. Accordingly, this Form 10-Q/A should be read in conjunction with the Company’s filings made with the Securities and Exchange Commission subsequent to the filing of the original Form 10-Q. The following items have been amended as a result of the restatement:

•       Part I—Item 1. Unaudited Financial Statements

•       Part I—Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

•       Part I—Item 4. Controls and Procedures; and

•       Part II—Item 6. Exhibits

i

MUELLER GROUP, INC.

REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JULY 2, 2005

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MUELLER GROUP, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2004 (restated)	July 2, 2005 (restated)
	(unaudited)
	(dollars in millions)
Assets
Cash and cash equivalents	$60.5	$74.3
Receivables, net of allowance for doubtful accounts of $5.1 and $5.3, respectively	162.0	160.9
Inventories	260.2	309.7
Income taxes receivable	4.1	0.5
Deferred income taxes	21.8	23.9
Prepaid expenses and other current assets	28.9	26.3
Total current assets	537.5	595.6
Property, plant and equipment, net	186.8	173.5
Goodwill, net	163.2	163.2
Identifiable intangibles, net	55.2	53.1
Pension intangible	0.8	0.8
Deferred financing fees, net	33.8	30.2
Deferred income taxes	6.5	9.4
Total assets	$983.8	$1,025.8
Liabilities
Accounts payable	$57.6	$58.7
Current portion of long-term debt	3.2	3.9
Accrued expenses and other current liabilities	85.5	83.6
Total current liabilities	146.3	146.2
Long-term debt, net of current portion	929.4	926.9
Accrued pension liability	29.2	33.7
Other long-term liabilities	7.8	3.6
Total liabilities	1,112.7	1,110.4
Commitments and contingencies (Note 8)	—	—
Shareholder’s equity
Common stock—$0.01 par value (100 shares authorized and issued)	—	—
Additional paid-in capital	—	—
Accumulated deficit	(112.9)	(70.8)
Accumulated other comprehensive loss	(16.0)	(13.8)
Total shareholder’s equity	(128.9)	(84.6)
Total liabilities and shareholder’s equity	$983.8	$1,025.8

The accompanying notes are an integral part of the financial statements.

MUELLER GROUP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended
	June 26, 2004	July 2, 2005
	(restated)	(restated)
	(unaudited) (dollars in millions)
Net sales	$289.1	$296.9
Cost of sales	206.3	202.1
Gross profit	82.8	94.8
Selling, general and administrative expense, including stock compensation expense	65.8	45.9
Facility rationalization, restructuring and related costs	—	—
Operating income	17.0	48.9
Interest expense and early repayment costs	(18.9)	(18.5)
Interest income	0.1	0.4
Income before income taxes	(1.8)	30.8
Income tax expense	(4.6)	11.0
Net income	$2.8	$19.8

	Nine months ended
	June 26, 2004	July 2, 2005
	(restated)	(restated)
	(unaudited) (dollars in millions)
Net sales	$745.6	$838.2
Cost of sales	541.0	583.0
Gross profit	204.6	255.2
Selling, general and administrative expense, including stock compensation expense	141.2	133.8
Facility rationalization, restructuring and related costs	0.9	1.6
Operating income	62.5	119.8
Interest expense and early repayment costs	(39.3)	(53.6)
Interest income	0.3	1.0
Income before income taxes	23.5	67.2
Income tax expense	5.5	25.1
Net income	$18.0	$42.1

The accompanying notes are an integral part of the financial statements.

MUELLER GROUP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended
	June 26, 2004	July 2, 2005
	(restated)	(restated)
	(unaudited)
	(dollars in millions)
Cash flows from operating activities
Net income	$18.0	$42.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	34.3	32.7
Amortization of intangibles and tooling	15.2	4.1
Unrealized gain on interest rate swaps	(10.4)	(4.2)
Write off of deferred financing fees	7.0	—
All other adjustments	7.2	(0.5)
Changes in assets and liabilities, net of the effects of acquisitions:
Receivables	(16.8)	1.6
Inventories	(9.2)	(48.8)
Accounts payable and accrued expenses	4.8	(4.8)
All other changes, net	1.5	10.9
Net cash provided by operating activities	51.6	33.1
Cash flows from investing activities
Purchase of property, plant and equipment	(17.4)	(20.8)
Acquisition of businesses, net of cash acquired	(19.8)	—
Net cash used in investing activities	(37.2)	(20.8)
Cash flows from financing activities
Book cash overdrafts	7.9	3.6
Proceeds from short-term borrowings	9.2	—
Payment of short-term borrowings	(9.2)	—
Proceeds of long-term debt	960.0	—
Payment of long-term debt, including capital lease obligations	(604.4)	(2.4)
Payment of deferred financing fees	(30.8)	—
Dividends paid (excluding amounts paid to optionholders)	(387.3)	—
Net cash provided by (used in) financing activities	(54.6)	1.2
Effect of exchange rate changes on cash	—	0.3
Increase (decrease) in cash and cash equivalents	(40.2)	13.8
Cash and cash equivalents
Beginning of period	73.0	60.5
End of period	$32.8	$74.3

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

2005 Restatements

In the course of finalizing the September 30, 2005 financial statements, the Company determined that certain items included in the Statements of Consolidated Cash Flows, the Consolidated Statements of Operations and the Consolidated Balance Sheets were not properly classified in annual and interim periods. The interim financial statements for the three and nine months ended June 26, 2004 and July 2, 2005, respectively, were restated for the following items:

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

Book cash overdrafts

In interim periods during fiscal 2004 and 2005, cash accounts in book cash overdraft positions were netted with accounts where legal right of offset did not exist. On the Consolidated Balance Sheets, cash and cash equivalents should have increased and a liability recorded with respect to such book cash overdrafts by comparable amounts. The change in the book cash overdraft should have been reflected as a financing activity in the Statements of Consolidated Cash Flows and should have been included in accounts payable and as an increase in cash and cash equivalents in the Consolidated Balance Sheet as of July 2, 2005.

MUELLER GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
THREE AND NINE MONTHS ENDED JUNE 26, 2004 AND JULY 2, 2005
(UNAUDITED)

2. Restatements (Continued)

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

MUELLER GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
THREE AND NINE MONTHS ENDED JUNE 26, 2004 AND JULY 2, 2005
(UNAUDITED)

2. Restatements (Continued)

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

MUELLER GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
THREE AND NINE MONTHS ENDED JUNE 26, 2004 AND JULY 2, 2005
(UNAUDITED)

2. Restatements (Continued)

$3.7 million of tax obligations previously presented as part of non-current deferred tax assets as other long-term liabilities on the June 26, 2004 balance sheet.

The following tables set forth the effects of the 2005 and 2004 Restatements discussed above on the financial statements as of July 2, 2005 and for the three and nine months ended June 26, 2004 and July 2, 2005 as follows:

Consolidated Statement of Operations

	Three months ended June 26, 2004			Nine months ended June 26, 2004
		As restated	As restated		As restated	As restated
	As originally	for 2004	for 2005	As originally	for 2004	for 2005
	reported (A)	Restatements (B)	Restatements	reported (A)	Restatements (B)	Restatements
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
	(dollars in millions)
Net sales	$288.7	$289.1	$289.1	$743.6	$745.6	$745.6
Cost of sales	205.7	204.5	206.3	533.7	535.7	541.0
Gross profit	83.0	84.6	82.8	209.9	209.9	204.6
Selling, general and administrative expense, including stock compensation expense	63.0	67.6	65.8	142.3	146.5	141.2
Facility rationalization and related costs	—	—	—	0.9	0.9	0.9
Operating income	20.0	17.0	17.0	66.7	62.5	62.5
Interest expense and early repayment costs	(18.1)	(18.9)	(18.9)	(39.3)	(39.3)	(39.3)
Interest income	0.1	0.1	0.1	0.3	0.3	0.3
Income before income taxes	2.0	(1.8)	(1.8)	27.7	23.5	23.5
Income tax expense	(3.2)	(4.6)	(4.6)	7.1	5.5	5.5
Net income	$5.2	$2.8	$2.8	$20.6	$18.0	$18.0

MUELLER GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
THREE AND NINE MONTHS ENDED JUNE 26, 2004 AND JULY 2, 2005
(UNAUDITED)

2. Restatements (Continued)

The following table shows the effects of the various 2004 Restatements on net income.  The 2005 Restatements had no impact on the Company's consolidated net income.

	Three months	Nine months
	ended	ended
	June 26, 2004	June 26, 2004
	(unaudited)	(unaudited)
	(dollars in millions)
Net income, as originally reported (A)	$5.2	$20.6
Increased (decreased) pretax earnings:
Inventory valuation adjustments	(0.1)	(0.2)
Research & development costs	0.8	1.2
Revenue recognition adjustments	0.1	0.6
Inventory journal entries	1.1	0.9
Stock-based compensation	(5.4)	(5.4)
Intercompany profit elimination	0.5	(1.3)
Deferred financing fees	(0.8)	—
Total pre-tax adjustments	(3.8)	(4.2)
Income tax effect of adjustments	1.4	1.6
Net income, as restated (B)	$2.8	$18.0

	Three months ended July 2, 2005		Nine months ended July 2, 2005
		As restated		As restated
	As originally	for 2005	As originally	for 2005
	reported (C)	Restatements	reported (C)	Restatements
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
	(dollars in millions)
Cost of sales	$200.2	$202.1	$577.7	$583.0
Gross profit	$96.7	$94.8	$260.5	$255.2
Selling, general and administrative expense, including stock compensation expense	$47.8	$45.9	$139.1	$133.8

MUELLER GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
THREE AND NINE MONTHS ENDED JUNE 26, 2004 AND JULY 2, 2005
(UNAUDITED)

2. Restatements (Continued)

Consolidated Balance Sheets

	September 30, 2004		July 2, 2005
		As restated		As restated
	As originally	for 2005	As originally	for 2005
	reported (C)	Restatements	reported (C)	Restatements
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
	(dollars in millions)
Cash and cash equivalents	$55.6	$60.5	$65.8	$74.3
Deferred income taxes—current	$9.0	$21.8	$10.1	$23.9
Current assets	$519.8	$537.5	$573.3	$595.6
Deferred income taxes—non-current	$19.3	$6.5	$23.2	$9.4
Total assets	$978.9	$983.8	$1,017.3	$1,025.8
Accounts payable	$52.7	$57.6	$50.2	$58.7
Total current liabilities	$141.4	$146.3	$137.7	$146.2
Total liabilities	$1,107.8	$1,112.7	$1,101.9	$1,110.4
Total liabilities and shareholders’ deficit	$978.9	$983.8	$1,017.3	$1,025.8

MUELLER GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
THREE AND NINE MONTHS ENDED JUNE 26, 2004 AND JULY 2, 2005
(UNAUDITED)

2. Restatements (Continued)

Statements of Consolidated Cash Flows

		Nine months ended June 26, 2004		Nine months ended July 2, 2005
		As restated	As restated		As restated
	As originally	for 2004	for 2005	As originally	for 2005
	reported(A)	Restatements(B)	Restatements	reported (C)	Restatements
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
	(dollars in millions)
Cash flows from operating activities:
Receivables	$(14.7)	$(16.7)	$(16.8)	$1.1	$1.6
Inventories	$(9.9)	$(9.1)	$(9.2)	$(49.5)	$(48.8)
Accounts payable, accrued expenses and other current liabilities	$6.1	$4.8	$4.8	$(4.4)	$(4.8)
Other, net	$0.5	$1.1	$1.5	$9.8	$10.9
Cash flows provided by operating activities	$50.7	$51.4	$51.6	$31.2	$33.1
Cash flows from financing activities:
Book cash overdrafts	$—	$—	$7.9	$—	$3.6
Cash flows used in financing activities	$(62.4)	$(62.5)	$(54.6)	$(2.4)	$1.2
Effect of exchange rate changes on cash	$0.2	$0.2	$—	$2.2	$0.3
Increase (decrease) in cash and cash equivalents	$(48.1)	$(48.1)	$(40.2)	$10.2	$13.8
Cash and cash equivalents—beginning of period	$71.4	$71.4	$73.0	$55.6	$60.5
Cash and cash equivalents—end of period	$23.3	$23.3	$32.8	$65.8	$74.3

MUELLER GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
THREE AND NINE MONTHS ENDED JUNE 26, 2004 AND JULY 2, 2005
(UNAUDITED)

2. Restatements (Continued)

Segment Information

	Three months ended		Nine months ended
	June 26, 2004		June 26, 2004
		As restated		As restated
	As originally	for 2004	As originally	for 2004
	reported(A)	Restatements(B)	reported(A)	Restatements(B)
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
	(dollars in millions)
Net sales:
Water infrastructure	$172.4	$172.8	$432.7	$434.7
Piping systems	116.3	116.3	310.9	310.9
Consolidated	288.7	289.1	743.6	745.6
Segment EBITDA:
Water infrastructure	45.2	46.0	111.4	113.0
Piping systems	10.8	12.4	28.8	28.4
Total segment EBITDA	56.0	58.4	140.2	141.4
Operating income:
Water infrastructure	39.5	40.3	93.5	95.1
Piping systems	6.5	8.1	16.1	15.7
Corporate	(26.0)	(31.4)	(42.9)	(48.3)
Consolidated	20.0	17.0	66.7	62.5

	At September 30, 2004		At July 2, 2005
		As restated		As restated
	As originally	for 2005	As originally	for 2005
	reported (C)	Restatements	reported (C)	Restatements
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
	(dollars in millions)
Total assets:
Water infrastructure	$500.0	$500.0	$507.4	$507.4
Piping systems	307.9	307.9	336.2	336.2
Corporate	171.0	175.9	173.7	182.2
Consolidated	$978.9	$983.8	$1,017.3	$1,025.8

(A)       Represents the amounts originally reported before the 2004 and 2005 Restatements described herein.

(B)        The 2004 Restatements were initially presented in the original fiscal year 2005 Form 10-Q filings. No previous Form 10-Q/A’s were filed for the 2004 Restatements.

(C)        Represents the amounts originally reported in the Form 10-Q in fiscal year 2005.

MUELLER GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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

MUELLER GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
THREE AND NINE MONTHS ENDED JUNE 26, 2004 AND JULY 2, 2005
(UNAUDITED)

3. Segment Information (Continued)

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

MUELLER GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
THREE AND NINE MONTHS ENDED JUNE 26, 2004 AND JULY 2, 2005
(UNAUDITED)

3. Segment Information (Continued)

	At September 30, 2004	At July 2, 2005
	(restated)	(restated)
Total assets:
Water infrastructure	$500.0	$507.4
Piping systems	307.9	336.2
Corporate	175.9	182.2
Consolidated	983.8	1,025.8
Goodwill:
Water infrastructure	149.1	149.1
Piping systems	14.1	14.1
Consolidated	163.2	163.2
Identifiable intangibles:
Water infrastructure	5.3	4.7
Piping systems	7.2	5.7
Corporate	42.7	42.7
Consolidated	55.2	53.1

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

MUELLER GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
THREE AND NINE MONTHS ENDED JUNE 26, 2004 AND JULY 2, 2005
(UNAUDITED)

3. Segment Information (Continued)

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

Related Party Transactions—Substantially all of the outstanding shares of the common stock of our parent company, Mueller Water Products, Inc. (“Mueller Water”), are held by DLJ Merchant Banking Partners II, L.P. and its affiliates (the “DLJ Funds”). On July 23, 1999, the Company and Mueller Water entered into a financial advisory agreement with Donaldson, Lufkin & Jenrette (“DLJ”) whereby the Company committed to pay DLJ for financial advisory services provided by DLJ. On April 27, 2004, Credit Suisse, as successor to DLJ, assigned its rights under the financial advisory agreement to DLJ Merchant Banking II, Inc. (“DLJ Merchant Banking”), other than the right to provide services to the Company and

MUELLER GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
THREE AND NINE MONTHS ENDED JUNE 26, 2004 AND JULY 2, 2005
(UNAUDITED)

4.   Summary of Significant Accounting Policies (Continued)

receive customary compensation for such services in connection with a “Transaction”, generally defined in the financial advisory agreement to be a sale or disposition of the Company, a significant acquisition by the Company or a refinancing or restructuring of the Company’s debt or equity. Credit Suisse and DLJ Merchant Banking are affiliates of the DLJ Funds.

The aggregate amount of all fees incurred by the Company with DLJ Merchant Banking and Credit Suisse under the financial advisory agreement was approximately $21.4 million and $0.2 million, respectively, for each of the three-month periods ended June 26, 2004 and July 2, 2005 and $21.9 million and $0.4 million for the nine-month periods ended June 26, 2004 and July 2, 2005, respectively. Included in fees paid during the three- and nine-month periods ended June 26, 2004 was $21.2 million related to the Company’s April 2004 recapitalization. Under the financial advisory agreement, Credit Suisse will be entitled to receive fees in connection with the closing of the pending merger of our parent company, Mueller Water, and Walter Industries. See Note 5—Merger Announcement and Acquisitions.

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

Also, as previously disclosed, Mueller Water will cause the Company to commence a tender offer and consent solicitation for the Company’s second priority senior secured floating rate notes due 2011, and the closing of the tender offer and consent solicitation would be simultaneous with the merger closing but is not a condition to the merger closing. The Company’s senior credit facility will be refinanced at merger closing. In addition, the holders of Mueller Water’s 14¾% senior discount notes due 2014 and the Company’s 10% senior subordinated notes due 2012 will have the right to put these notes to their respective issuers following the change of control resulting from the consummation of the merger transaction in accordance with the respective indentures. See Note 7—Long Term Debt.

The merger is subject to customary conditions to closing, including the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act and the funding of Walter Industries’ committed financing, and there can be no assurance that the transaction will be consummated.

MUELLER GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
THREE AND NINE MONTHS ENDED JUNE 26, 2004 AND JULY 2, 2005
(UNAUDITED)

5.   Merger Announcement and Acquisitions (Continued)

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

MUELLER GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
THREE AND NINE MONTHS ENDED JUNE 26, 2004 AND JULY 2, 2005
(UNAUDITED)

5.   Merger Announcement and Acquisitions (Continued)

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

6. New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123(R), “Share-Based Payment.” SFAS No. 123(R) replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123(R) requires compensation costs related to share-based payment transactions to be recognized in the financial statements over the period that an employee provides service in exchange for the award. Public companies are required to adopt the new standard using a modified prospective method and may elect to restate prior periods using the modified retrospective method. Under the modified prospective method, companies are required to record compensation cost for new and modified awards over the related vesting period of such awards prospectively and record compensation cost prospectively for the unvested portion, at the date of adoption, of previously issued and outstanding awards over the remaining vesting period of such awards. No change to prior periods presented is permitted under the modified prospective method. Under the modified retrospective method, companies record compensation costs for prior periods retroactively through restatement of such periods using the exact pro forma amounts disclosed in the companies’ footnotes. Also, in the period of adoption and after, companies record compensation based on the modified prospective method. SFAS No. 123(R), as amended in April 2005 for compliance dates, allows companies to implement the standard at the beginning of their next fiscal year. The Company plans to adopt SFAS No. 123(R) as of October 1, 2005, the beginning of its next fiscal year

MUELLER GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
THREE AND NINE MONTHS ENDED JUNE 26, 2004 AND JULY 2, 2005
(UNAUDITED)

6. New Accounting Pronouncements (Continued)

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

FASB Staff Position (FSP) No. FAS 109-1 and 109-2 were issued in December 2004, providing guidance on foreign earnings repatriation and qualified production activities of the American Jobs Creation Act (AJCA) that was enacted on October 22, 2004. The AJCA created a temporary incentive for United States multinationals to repatriate accumulated earnings outside the United States by providing an 85 percent dividends received deduction for certain qualifying earnings repatriations in either fiscal 2005 or in fiscal 2006. As of July 2, 2005, the Company has not provided deferred taxes on foreign earnings because any taxes on dividends would be substantially offset by foreign tax credits or because the Company intends to reinvest those earnings indefinitely. Due to the complexity of the repatriation provision, the Company is still evaluating the effects of this. provision on its plan for repatriation of foreign earnings and does not expect to be able to complete this evaluation until after the Treasury Department has issued all of its guidance, including the expected passage of a Technical Corrections Bill by Congress.

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

MUELLER GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
THREE AND NINE MONTHS ENDED JUNE 26, 2004 AND JULY 2, 2005
(UNAUDITED)

7. Long-Term Debt

	September 30, 2004	July 2, 2005
	(dollars in millions)
Senior credit facility term loans	$515.0	$513.5
Second Priority Senior Secured Notes	100.0	100.0
10% Senior Subordinated Notes	315.0	315.0
Capital lease obligations	2.6	2.3
	932.6	930.8
Less current portion	(3.2)	(3.9)
	$929.4	$926.9

Treatment of Long-Term Debt in Connection with Walter Industries Merger—Under the Walter Industries merger agreement with our parent company, Mueller Water, and prior to merger closing, the Company will commence a tender offer and consent solicitation for the Company’s second priority senior secured floating rate notes due 2011. The consummation of the tender offer and consent solicitation is expected to occur simultaneously with the consummation of the merger, but it is not a condition to merger closing. The Company’s senior credit facility will be refinanced at merger closing. The Company’s 10% senior subordinated notes due 2012 will remain outstanding after the merger is completed. However, holders of these notes will have the right to put them to the issuer following the change of control resulting from the consummation of the merger transaction in accordance with the indentures. The Company anticipates that, in connection with the merger, the Company will incur additional debt. As a result, the Company’s leverage will increase, thereby increasing its debt service obligations. The increased leverage could adversely affect the outstanding notes of the Company going forward.

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

On July 27, 2005, the Company executed a new interest rate swap agreement—notional principal amount of $50.0 million, maturing in April 2007—to replace the swap agreement which expired in July 2005. Interest differentials to be paid or received because of swap agreements will be reflected as an adjustment to interest expense over the related debt period.

MUELLER GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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

In November 2003, Beck Manufacturing, a division of Anvil International, closed its manufacturing facility in Kearny, NJ, and withdrew from the Teamsters Local 11 Pension Fund (“Teamsters” or “Fund”). Anvil has established an accrual of $0.2 million for any withdrawal liability. On July 19, 2004, the Fund

MUELLER GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
THREE AND NINE MONTHS ENDED JUNE 26, 2004 AND JULY 2, 2005
(UNAUDITED)

8. Commitments and Contingencies (Continued)

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

MUELLER GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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

MUELLER GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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

Consolidating Statement of Operations
For the Three Months Ended June 26, 2004

	Issuer	Guarantor Companies(1)	Non-Guarantor Companies	Consolidating Eliminating	Consolidated
	(restated)	(restated)		(restated)	(restated)
Net sales	$—	$246.9	$42.2	$—	$289.1
Cost of sales	—	175.5	30.8	—	206.3
Royalty expense	—	(0.6)	0.6	—	—
Gross profit	—	72.0	10.8	—	82.8
Selling, general and administrative expense, including stock compensation expense	4.0	56.5	5.3	—	65.8
Facility rationalization and related costs	—	—	—	—	—
Operating income (loss)	(4.0)	15.5	5.5	—	17.0
Interest expense	(18.8)	0.7	(0.8)	—	(18.9)
Interest income	—	—	0.1	—	0.1
Income (loss) before income taxes	(22.8)	16.2	4.8	—	(1.8)
Income tax expense (benefit)	(8.1)	1.6	1.9	—	(4.6)
Equity income from subsidiaries	17.5	2.9	—	(20.4)	—
Net income	$2.8	$17.5	$2.9	$(20.4)	$2.8

MUELLER GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
THREE AND NINE MONTHS ENDED JUNE 26, 2004 AND JULY 2, 2005
(UNAUDITED)

13. Consolidating Guarantor and Non-Guarantor Financial Information (Continued)

Consolidating Statement of Operations
For the Three Months Ended July 2, 2005

	Issuer	Guarantor Companies(1)	Non-Guarantor Companies	Consolidating Eliminating	Consolidated
		(restated)			(restated)
Net sales	$—	$233.2	$63.7	$—	$296.9
Cost of sales	—	152.4	49.7	—	202.1
Royalty expense	—	—	—	—	—
Gross profit	—	80.8	14.0	—	94.8
Selling, general and administrative expense, including stock compensation expense	1.8	36.2	7.9	—	45.9
Facility rationalization and related costs	—	—	—	—	—
Operating income (loss)	(1.8)	44.6	6.1	—	48.9
Interest expense	(18.5)	(0.1)	—	0.1	(18.5)
Interest income	0.3	0.1	0.1	(0.1)	0.4
Income (loss) before income taxes	(20.0)	44.6	6.2	—	30.8
Income tax expense (benefit)	(7.7)	16.7	2.0	—	11.0
Equity income from subsidiaries	32.1	4.2	—	(36.3)	—
Net income	$19.8	$32.1	$4.2	$(36.3)	$19.8

MUELLER GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
THREE AND NINE MONTHS ENDED JUNE 26, 2004 AND JULY 2, 2005
(UNAUDITED)

13. Consolidating Guarantor and Non-Guarantor Financial Information (Continued)

Consolidating Statement of Operations
For the Nine Months Ended June 26, 2004

	Issuer	Guarantor Companies(1)	Non-Guarantor Companies	Consolidating Eliminating	Consolidated
	(restated)	(restated)		(restated)	(restated)
Net sales	$—	$635.3	$110.3	$—	$745.6
Cost of sales	—	458.3	82.7	—	541.0
Royalty expense	—	—	—	—	—
Gross profit	—	177.0	27.6	—	204.6
Selling, general and administrative expense, including stock compensation expense	7.9	118.8	14.5	—	141.2
Facility rationalization and related costs	—	0.9	—	—	0.9
Operating income (loss)	(7.9)	57.3	13.1	—	62.5
Interest expense	(39.2)	2.4	(2.5)	—	(39.3)
Interest income	0.1	—	0.2	—	0.3
Income (loss) before income taxes	(47.0)	59.7	10.8	—	23.5
Income tax expense (benefit)	(17.8)	19.0	4.3	—	5.5
Equity income from subsidiaries	47.2	6.5	—	(53.7)	—
Net income	$18.0	$47.2	$6.5	$(53.7)	$18.0

MUELLER GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
THREE AND NINE MONTHS ENDED JUNE 26, 2004 AND JULY 2, 2005
(UNAUDITED)

13. Consolidating Guarantor and Non-Guarantor Financial Information (Continued)

Consolidating Statement of Operations
For the Nine Months Ended July 2, 2005

	Issuer	Guarantor Companies(1)	Non-Guarantor Companies	Consolidating Eliminating	Consolidated
		(restated)			(restated)
Net sales	$—	$666.5	$171.7	$—	$838.2
Cost of sales	—	446.7	136.3	—	583.0
Royalty expense	—	—	—	—	—
Gross profit	—	219.8	35.4	—	255.2
Selling, general and administrative expense, including stock compensation expense	6.0	105.3	22.5	—	133.8
Facility rationalization and related costs	—	1.6	—	—	1.6
Operating income (loss)	(6.0)	112.9	12.9	—	119.8
Interest expense	(53.5)	(0.4)	—	0.3	(53.6)
Interest income	0.7	0.3	0.3	(0.3)	1.0
Income (loss) before income taxes	(58.8)	112.8	13.2	—	67.2
Income tax expense (benefit)	(22.7)	43.3	4.5	—	25.1
Equity income from subsidiaries	78.2	8.7	—	(86.9)	—
Net income	$42.1	$78.2	$8.7	$(86.9)	$42.1

MUELLER GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
THREE AND NINE MONTHS ENDED JUNE 26, 2004 AND JULY 2, 2005
(UNAUDITED)

13. Consolidating Guarantor and Non-Guarantor Financial Information (Continued)

Consolidating Balance Sheet
September 30, 2004

	Issuer	Guarantor Companies(1)	Non- Guarantor Companies	Consolidating Eliminations	Consolidated
	(restated)	(restated)			(restated)
Assets
Cash and cash equivalents	$49.8	$(7.9)	$18.6	$—	$60.5
Receivables, net	—	134.5	27.5	—	162.0
Inventories	—	211.9	48.3	—	260.2
Income taxes receivable	6.5	0.1	(2.5)	—	4.1
Deferred income taxes	—	21.8	—	—	21.8
Prepaid expenses and other current assets	—	26.8	2.1	—	28.9
Total current assets	56.3	387.2	94.0	—	537.5
Property, plant and equipment, net	0.7	173.3	12.8	—	186.8
Goodwill, net	—	163.1	0.1	—	163.2
Identifiable intangibles, net	—	55.2	—	—	55.2
Pension intangible	—	0.8	—	—	0.8
Investment in subsidiaries	981.3	26.1	—	(1,007.4)	—
Deferred financing fees, net	33.8	—	—	—	33.8
Deferred income taxes	(3.0)	10.0	(0.5)	—	6.5
Total assets	$1,069.1	$815.7	$106.4	$(1,007.4)	$983.8
Liabilities
Accounts payable	$7.2	$38.4	$12.0	$—	$57.6
Current portion of long-term debt	2.2	1.0	—	—	3.2
Accrued expenses and other current liabilities	17.6	61.9	6.0	—	85.5
Total current liabilities	27.0	101.3	18.0	—	146.3
Intercompany accounts	236.9	(297.8)	60.9	—	—
Long-term debt, net of current portion	927.9	1.5	—	—	929.4
Accrued pension liability	0.0	29.4	(0.2)	—	29.2
Other long-term liabilities	6.2	—	1.6	—	7.8
Total liabilities	1,198.0	(165.6)	80.3	—	1,112.7
Shareholder’s equity (deficit)
Total shareholder’s equity (deficit)	(128.9)	981.3	26.1	(1,007.4)	(128.9)
Total liabilities and shareholder’s equity (deficit)	$1,069.1	$815.7	$106.4	$(1,007.4)	$983.8

MUELLER GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
THREE AND NINE MONTHS ENDED JUNE 26, 2004 AND JULY 2, 2005
(UNAUDITED)

13. Consolidating Guarantor and Non-Guarantor Financial Information (Continued)

Consolidating Balance Sheet
July 2, 2005

	Issuer	Guarantor Companies(1)	Non- Guarantor Companies	Consolidating Eliminations	Consolidated
	(restated)	(restated)			(restaed)
Assets
Cash and cash equivalents	$66.7	$(12.6)	$20.2	$—	$74.3
Receivables, net	—	131.6	29.3	—	160.9
Inventories	—	255.0	54.7	—	309.7
Income taxes receivable	1.1	—	(0.6)	—	0.5
Deferred income taxes	—	23.9	—	—	23.9
Prepaid expenses and other current assets	—	24.1	2.2	—	26.3
Total current assets	67.8	422.0	105.8	—	595.6
Property, plant and equipment, net	—	160.6	12.9	—	173.5
Goodwill, net	—	163.2	—	—	163.2
Identifiable intangibles, net	—	53.0	0.1	—	53.1
Pension intangible	—	0.8	—	—	0.8
Investment in subsidiaries	1,116.0	36.1	—	(1,152.1)	—
Deferred financing fees, net	30.2	—	—	—	30.2
Deferred income taxes	(3.3)	13.3	(0.6)	—	9.4
Total assets	$1,210.7	$849.0	$118.2	$(1,152.1)	$1,025.8
Liabilities
Accounts payable	$8.3	$37.5	$12.9	$—	$58.7
Current portion of long-term debt	2.9	1.0	—	—	3.9
Accrued expenses and other current liabilities	11.2	66.0	6.4	—	83.6
Total current liabilities	22.4	104.5	19.3	—	146.2
Intercompany accounts	346.8	(408.4)	61.6	—	—
Long-term debt, net of current portion	925.6	1.3	—	—	926.9
Accrued pension liability	—	34.1	(0.4)	—	33.7
Other long-term liabilities	0.5	1.5	1.6	—	3.6
Total liabilities	1,295.3	(267.0)	82.1	—	1,110.4
Shareholder’s equity (deficit)
Total shareholder’s equity (deficit)	(84.6)	1,116.0	36.1	(1,152.1)	(84.6)
Total liabilities and shareholder’s equity (deficit)	$1,210.7	$849.0	$118.2	$(1,152.1)	$1,025.8

MUELLER GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
THREE AND NINE MONTHS ENDED JUNE 26, 2004 AND JULY 2, 2005
(UNAUDITED)

13. Consolidating Guarantor and Non-Guarantor Financial Information (Continued)

Consolidating Statement of Cash Flows
For the Nine Months Ended June 26, 2004

	Issuer	Guarantor Companies(1)	Non- Guarantor Companies	Consolidating Eliminations	Consolidated
	(restated)	(restated)	(restated)		(restated)
Net cash provided by (used in) operating activities	$(52.1)	$103.4	$0.3	—	$51.6
Cash flows from investing activities
Capital expenditures	—	(16.4)	(1.0)	—	(17.4)
Acquisition of businesses	—	(19.8)	—	—	(19.8)
Net cash used in investing activities	—	(36.2)	(1.0)	—	(37.2)
Cash flows from financing activities
Book cash overdrafts	7.9	—	—	—	7.9
Proceeds from short-term borrowings	9.2	—	—	—	9.2
Payment of short-term borrowings	(9.2)	—	—	—	(9.2)
Intercompany change	73.5	(72.3)	(1.2)	—	—
Proceeds from long-term debt	960.0	—	—	—	960.0
Payment of long-term debt, including capital lease obligations	(603.4)	(1.0)	—	—	(604.4)
Payment of deferred financing fees	(30.8)	—	—	—	(30.8)
Dividends paid	(387.3)	—	—	—	(387.3)
Net cash provided by (used in) financing activities	19.9	(73.3)	(1.2)	—	(54.6)
Effect of exchange rate changes on cash	—	—	—	—	—
Decrease in cash	(32.2)	(6.1)	(1.9)	—	(40.2)
Cash and cash equivalents
Beginning of period	54.9	1.6	16.5	—	73.0
End of period	$22.7	$(4.5)	$14.6	—	$32.8

MUELLER GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
THREE AND NINE MONTHS ENDED JUNE 26, 2004 AND JULY 2, 2005
(UNAUDITED)

13. Consolidating Guarantor and Non-Guarantor Financial Information (Continued)

Consolidating Statement of Cash Flows
For the Nine Months Ended July 2, 2005

	Issuer	Guarantor Companies(1)	Non- Guarantor Companies	Consolidating Eliminations	Consolidated
	(restated)	(restated)	(restated)		(restated)
Net cash provided by (used in) operating activities	$(39.9)	$69.9	$3.1	—	$33.1
Cash flows from investing activities
Capital expenditures	—	(18.8)	(2.0)	—	(20.8)
Net cash used in investing activities	—	(18.8)	(2.0)	—	(20.8)
Cash flows from financing activities
Book cash overdrafts	3.6	—	—	—	3.6
Intercompany change	54.7	(54.9)	0.2	—	—
Payment of long-term debt, including capital lease obligations	(1.5)	(0.9)	—	—	(2.4)
Net cash provided by (used in) financing activities	56.8	(55.8)	0.2	—	1.2
Effect of exchange rate changes on cash	—	—	0.3	—	0.3
Increase (decrease) in cash	16.9	(4.7)	1.6	—	13.8
Cash and cash equivalents
Beginning of period	49.8	(7.9)	18.6	—	60.5
End of period	$66.7	$(12.6)	$20.2	—	$74.3

(1)          Guarantors include the accounts of the following direct and indirect subsidiaries of Mueller Group, Inc.:

Name	State of Incorporation
AnvilStar, LLC	Delaware
Anvil International, Inc.	Delaware
Henry Pratt Company	Delaware
Henry Pratt International Ltd	Delaware
Hersey Meters Co.	Delaware
Hydro Gate Acquisition Corp.	Delaware
James Jones Company	California
J.B. Smith Mfg. Co.	Oklahoma
Mueller Co.	Illinois
Mueller Service Co.	Delaware
Milliken Acquisition Corp.	Delaware
Mueller International, Inc.	Delaware
Mueller International, LLC	Delaware
Mueller International Finance, Inc.	Delaware
Mueller International Finance, LLC	Delaware

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

Results of Operations

Three Months Ended July 2, 2005 As Compared to the Three Months Ended June 26, 2004

	Three months ended				FY05 Q3 vs. FY04 Q3
		Percentage		Percentage		Change in
	July 2,	of net sales	June 26,	of net sales	Increase/	percentage
	2005	(2)	2004	(2)	(decrease)	of net sales
	(restated)		(restated)
	(dollars in millions)
Net sales
Water infrastructure	$172.1	58.0%	$172.8	59.8%	$(0.7)	(1.8)%
Piping systems	124.8	42.0	116.3	40.2	8.5	1.8
Consolidated	296.9	100.0	289.1	100.0	7.8	—
Gross profit
Water infrastructure	64.5	37.5	56.6	32.8	7.9	4.7
Piping systems	32.2	25.8	28.0	24.1	4.2	1.7
Depreciation expense not allocated to segments	(1.9)	(0.6)	(1.8)	(0.6)	(0.1)	—
Consolidated	94.8	31.9	82.8	28.6	12.0	3.3
Selling, general and administrative expenses, including stock compensation expense
Water infrastructure	16.7	9.7	16.3	9.4	0.4	0.3
Piping systems	19.3	15.5	19.9	17.1	(0.6)	(1.6)
Corporate	9.9	3.3	29.6	10.2	(19.7)	(6.9)
Consolidated	45.9	15.5	65.8	22.8	(19.9)	(7.3)
Facility rationalization, restructuring and related costs
Water infrastructure	—	—	—	—	—	—
Piping systems	—	—	—	—	—	—
Consolidated	—	—	—	—	—	—
Operating income
Water infrastructure	47.8	27.8	40.3	23.3	7.5	4.5
Piping systems	12.9	10.3	8.1	7.0	4.8	3.3
Corporate	(11.8)	(4.0)	(31.4)	(10.9)	19.6	6.9
Consolidated	48.9	16.5	17.0	5.9	31.9	10.6
Interest expense	(18.5)	(6.2)	(18.9)	(6.5)	0.4	0.3
Interest income	0.4	0.1	0.1	—	0.3	0.1
Income before income taxes	30.8	10.4	(1.8)	(0.6)	32.6	11.0
Income tax expense	11.0	3.7	(4.6)	(1.6)	15.6	5.3
Net income	$19.8	6.7%	$2.8	1.0%	$17.0	5.7%
Segment EBITDA(1)
Water infrastructure	52.7	30.6	46.0	26.6	6.7	4.0
Piping systems	17.2	13.8	12.4	10.7	4.8	3.1
Total segment EBITDA	$69.9	23.5	$58.4	20.2	$11.5	3.3

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

Gross Profit.   Gross profit for the three months ended July 2, 2005 was $94.8 million, or a 14.5% increase as compared to $82.8 million for the three months ended June 26, 2004. Gross profit, as a percentage of net sales, or gross margin, increased from 28.6% for our third quarter of 2004 to 31.9% for our third quarter of 2005.

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

Selling, General & Administrative Expense.   Selling, General and Administrative expenses (“SG&A”) for the three months ended July 2, 2005 were $45.9 million, or a 30.2% decrease as compared to $65.8 million for the three months ended June 26, 2004. As a percentage of net sales, SG&A decreased from 22.8% for our third quarter of 2004 to 15.5% for our third quarter of 2005.

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

Corporate expenses for the three months ended July 2, 2005 were $9.9 million as compared to $29.6 million for the three months ended June 26, 2004. The decrease was primarily due to a $4.0 million reduction in amortization expense for 2005 as compared to 2004 as a result of an intangible asset becoming fully amortized during the fourth quarter of 2004 and a $20.9 million reduction in corporate stock compensation charges for 2005 as compared to 2004 primarily related to charges for employee optionholders made in connection with the recapitalization of the Company during the third quarter of 2004. All options were cancelled at that time. These items were partially offset in 2005 by: consulting fees of $1.1 million related to efforts to become compliant with public company reporting and Sarbanes-Oxley internal control requirements, $1.4 million related to compensation payments to current employees and directors to offset additional taxes owed by them as a result of the Company’s revaluation of stock compensation paid to them in 2004, $1.6 million of professional fees related to efforts to sell the Company (see Note 5), increased board of director fees of $0.2 million, increased legal, audit and other consulting fees of $0.7 million, and increased salary and benefit costs of $0.4 million associated with additional accounting and legal staffing. Corporate expenses consist primarily of corporate staff, benefits, legal and facility costs.

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

Results of Operations

Nine Months Ended July 2, 2005 As Compared to the Nine Months Ended June 26, 2004

	Nine months ended				2005 vs. 2004
		Percentage		Percentage		Change in
	July 2,	of net sales	June 26,	of net sales	Increase/	percentage
	2005	(2)	2004	(2)	(decrease)	of net sales
	(restated)		(restated)
	(dollars in millions)
Net sales
Water infrastructure	$480.8	57.4%	$434.7	58.3%	$46.1	(0.9)%
Piping systems	357.4	42.6	310.9	41.7	46.5	0.9
Consolidated	838.2	100.0	745.6	100.0	92.6	—
Gross profit
Water infrastructure	166.1	34.5	139.9	32.2	26.2	2.3
Piping systems	94.4	26.4	70.0	22.5	24.4	3.9
Depreciation expense not allocated to segments	(5.3)	(0.6)	(5.3)	(0.7)	—	0.1
Consolidated	255.2	30.4	204.6	27.4	50.6	3.0
Selling, general and administrative expenses, including stock compensation expense
Water infrastructure	49.5	10.3	44.8	10.3	4.7	—
Piping systems	59.8	16.7	53.4	17.2	6.4	(0.5)
Corporate	24.5	2.9	43.0	5.8	(18.5)	(2.9)
Consolidated	133.8	16.0	141.2	18.9	(7.4)	(2.9)
Facility rationalization, restructuring and related costs
Water infrastructure	1.6	0.3	—	—	1.6	0.3
Piping systems	—	—	0.9	0.3	(0.9)	(0.3)
Consolidated	1.6	0.2	0.9	0.1	0.7	0.1
Operating income
Water infrastructure	115.0	23.9	95.1	21.9	19.9	2.0
Piping systems	34.6	9.7	15.7	5.0	18.9	4.7
Corporate	(29.8)	(3.6)	(48.3)	(6.5)	18.5	2.9
Consolidated	119.8	14.3	62.5	8.4	57.3	5.9
Interest expense	(53.6)	(6.4)	(39.3)	(5.3)	(14.3)	(1.1)
Interest income	1.0	0.1	0.3	—	0.7	0.1
Income before income taxes	67.2	8.0	23.5	3.2	43.7	4.8
Income tax expense	25.1	3.0	5.5	0.7	19.6	2.3
Net income	$42.1	5.0%	$18.0	2.4%	$24.1	2.6%
Segment EBITDA(1)
Water infrastructure	131.9	27.4	113.0	26.0	18.9	1.4
Piping systems	47.5	13.3	28.4	9.1	19.1	4.2
Total segment EBITDA	$179.4	21.4	$141.4	19.0	$38.0	2.4

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

Gross Profit.   Gross profit for the nine months ended July 2, 2005 was $255.2 million, or a 24.7% increase as compared to $204.6 million for the nine months ended June 26, 2004. Gross profit, as a percentage of net sales, or gross margin, increased from 27.4% for our first nine months of 2004 to 30.4% for our first nine months of 2005.

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

Selling, General & Administrative Expense.   Selling, General and Administrative expenses (“SG&A”) for the nine months ended July 2, 2005 were $133.8 million, or a 5.2% decrease as compared to $141.2 million for the nine months ended June 26, 2004. As a percentage of net sales, SG&A decreased from 18.9% for our first nine months of 2004 to 16.0% for our first nine months of 2005.

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

Corporate expenses for the nine months ended July 2, 2005 were $24.5 million as compared to $43.0 million for the nine months ended June 26, 2004. The decrease was primarily due to a $12.0 million reduction in amortization expense for 2005 as compared to 2004 as a result of an intangible asset becoming fully amortized during the fourth quarter of 2004 and a $21.2 million reduction in corporate stock compensation charges for 2005 as compared to 2004 primarily related to charges for employee optionholders made in connection with the recapitalization of the Company during the third quarter of 2004. All options were cancelled at that time. These items were partially offset by legal and audit fees of $3.0 million related to an internal investigation (see Note 2), accounting and legal fees of $1.1 million related to SEC filing matters, consulting fees of $2.6 million related to efforts to become compliant with public company reporting and Sarbanes-Oxley internal control requirements, $1.4 million related to compensation payments to current employees and directors to offset additional taxes owed by them as a result of the Company’s revaluation of stock compensation paid to them in 2004, $1.6 million of professional fees related to efforts to sell the Company (see Note 5), increased board of director fees of $0.2 million, increased incentive compensation costs of $1.6 million, increased legal, audit and other consulting fees of $1.4 million, and increased salary, benefit, recruiting and relocation costs of $1.2 million associated with additional accounting and legal staffing. Corporate expenses consist primarily of corporate staff, benefits, legal and facility costs.

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

Cash flows from operating activities.   Net cash provided by operations was $33.1 million for the first nine months of 2005, compared to net cash provided of $51.6 million for the first nine months of 2004.

Significant changes in working capital balances in the first nine months of 2005 included a $48.8 million increase in inventories. Water infrastructure inventories increased $25.9 million during the nine months ended July 2, 2005. Significant contributing factors to the increase include higher raw material costs of approximately $7 million, as well as a seasonal build of approximately $10 million to meet anticipated fourth quarter demand. Other contributing factors include $1.8 million of increased on-hand quantities of raw material due to larger purchases to achieve lower prices, $1.8 million of inventory costs associated with a large, highly-engineered project scheduled to ship late in the fourth quarter of 2005, and $1.2 million in Canadian product inventories (purchased from other water infrastructure locations) required to service Canadian customer requirements. Piping systems inventories increased $23.6 million during the nine months ended July 2, 2005. Increased material and labor costs accounted for approximately $7 million of the increase. Approximately $14 million was due to increased foreign product inventories required to service North American and European customer requirements. Of this $14 million, approximately $2 million is related to the start-up of European export efforts, while the remaining $12 million is related to ongoing efforts to make available a full line of foreign-sourced products to our North American customers.

Cash flows used in investing activities.   In the first nine months of 2005 we had net cash used in investing activities of $20.8 million compared to net cash used in the first nine months of 2004 of $37.2 million. This was primarily due to $19.8 million spent during the second quarter of 2004 for the acquisitions of Star and Modern Molded (see Note 5).

Cash flows from financing activities.   Cash flows used in financing activities were $54.6 million in the first nine months of 2004 compared to cash flows provided by financing activities of  $1.2 million in the first nine months of 2005. This was primarily due to early payment of $50 million of subordinated notes due 2009 in the first quarter of 2004.

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

Contractual Obligations

Our contractual obligations as of July 2, 2005:

Payments Due by Period

Contractual Obligations	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years	Total
	(dollars in millions)
Long-term debt
Principal on long-term debt	$2.9	$5.8	$5.8	$914.0	$928.5
Interest on long-term debt(1)	72.4	143.9	143.2	117.3	476.8
Capital lease obligations	1.0	1.2	0.1	—	2.3
Operating leases	8.8	11.3	3.0	2.9	26.0
Unconditional purchase obligations(2)	6.5	—	—	—	6.5
Other long-term obligations(3)	—	—	—	—	—
Total contractual cash obligations	$91.6	$162.2	$152.1	$1,034.2	$1,440.1

(1)          Interest on the senior credit facility and secured notes is calculated using LIBOR of 3.54% and 3.21% respectively, the rates applicable under these debt instruments and in effect on July 2, 2005. Each increase or decrease in LIBOR of 0.125% would result in an increase or decrease in annual interest on the senior credit facility and secured notes of $0.8 million. Because the interest rates under the senior credit facility and secured notes will be variable, actual payments may differ. Interest does not include payments that could be required under our interest-rate swap agreements, which payments will depend upon movements in interest rates and could vary significantly. The payments due on theexisting interest rate swaps expiring in July 2005 and May 2007 are estimated to be approximately $0.5 million, net of LIBOR interest of 3.54% received from counterparties.

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

On July 27, 2005, we executed a new interest rate swap agreement—notional principal amount of $50.0 million, maturing in April 2007—to replace the swap agreement which expired in July 2005. With this new swap agreement, floating rate debt under our credit facility is effectively converted into fixed-rate debt at an average fixed interest rate of 4.09% at July 27, 2005.

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

ITEM 4. CONTROLS AND PROCEDURES.

This Item 4 disclosure has been updated from what was originally reported for the quarter ended July 2, 2005 to reflect the results of the Company’s evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2005, which identified a material weakness that effectively led to the restatement of the previously issued financial statements for the years ended September 30, 2004 and 2003, the first three quarters of fiscal 2005 and all interim periods of fiscal 2004.

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

The 2005 Restatement had no effect on the Company’s consolidated net income or the Consolidated Statement of Stockholders’ Deficit for the two fiscal years ended September 30, 2004 and the first three quarters of fiscal 2005 and all interim periods of fiscal 2004, including our quarter ended July 2, 2005.

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

Material Weakness in Internal Control over Financial Reporting

A material weakness is a control deficiency or a combination of control deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected. As of July 2, 2005, the Company did not maintain effective controls over the preparation, review and presentation and disclosure of the Company’s consolidated financial statements. Specifically, the Company’s controls failed to prevent or detect the incorrect presentation of the following: (i) cash flows from the effect of exchange rate changes on cash balances; (ii) cash flows and balance sheet presentation of book cash overdrafts; (iii) the presentation of current and non-current deferred income tax assets in the Company’s Consolidated Balance Sheets; and

(iv) classification of certain depreciation expense as selling, general and administrative expense instead of cost of sales in the Company’s Consolidated Statements of Operations. This control deficiency resulted in the restatement of our annual consolidated financial statements for fiscal 2004 and 2003 and our interim consolidated financial statements for the first three quarters of fiscal 2005, all interim periods of fiscal 2004 and audit adjustments to our 2005 annual consolidated financial statements. Additionally, this control deficiency could result in a misstatement of the presentation and disclosure of the Company’s consolidated financial statements that would result in a material misstatement in the annual or interim financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

Previous Disclosure About Our Material Weakness in Internal Control over Financial Reporting

As of September 30, 2004, and all interim periods through July 2, 2005, including our quarter ended July 2, 2005, we reported the following control deficiencies that, in the aggregate, constituted a material weakness in internal control over preparation, review and presentation and disclosure of the Company’s consolidated financial statements. Specifically our control deficiencies included: (i) a lack of personnel with experience in financial reporting and control procedures necessary for SEC registrants; (ii) a lack of sufficient controls to prevent or detect, on a timely basis, unauthorized journal entries; (iii) a lack of sufficient controls over information technology data conversion and program changes; (iv) a lack of sufficient controls over the development and communication of income tax provisions; (v) a lack of effective controls surrounding “whistleblower” hotline complaints and internal certifications to ensure that issues were communicated on a more timely basis by management to the audit committee and the independent registered public accounting firm; (vi) a lack of effective controls over revenue recognition associated with full truckload shipments not immediately dispatched by freight carriers; and (vii) a lack of formal controls and procedures regarding assessment of financial exposures and transactions, including consideration of accounting implications under generally accepted accounting principles. These control deficiencies resulted in audit adjustments to the consolidated financial statements for the year ended September 30, 2004. Additionally, these control deficiencies, in the aggregate, could result in a misstatement to accounts and disclosures that would result in a material misstatement to the annual or interim financial statements that would not be prevented or detected. Accordingly, management determined that these control deficiencies in the aggregate constituted a material weakness.

We reported in our Form 10-Q for all interim periods in fiscal 2005 that we had taken steps to remediate this material weakness. We: (i) reassigned our Chief Financial Officer, appointed an Interim Chief Financial Officer and hired additional accounting and finance staff; (ii) introduced increased training for our existing financial and accounting and other staff; (iii) retained third-party consultants with significant SEC financial reporting experience to provide assistance in complying with SEC reporting requirements; (iv) formed a disclosure committee to supervise the preparation of our Exchange Act Reports and other public communications; (v) improved our controls over, and began developing written policies and procedures that cover all of our significant accounting processes, including journal entries, the development and communication of income tax provisions, information data conversion issues and program changes, revenue recognition and assessing financial exposures; (vi) improved and centralized our controls over our information technology; and (vii) implemented global compliance initiatives under the direction of our Chief Compliance Officer. These improvement efforts continued to progress during our third quarter ended July 2, 2005. While significant improvements have been implemented throughout the year, management believes that additional remediation is needed and will require changes in personnel, processes and procedures to ensure timely and accurate financial reporting on a sustainable basis.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the three months ended July 2, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting other than as described above.

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