Form 10-Q
period 2005-12-31
Mueller Group, Inc.
filed 2006-02-22
CIK 1290999

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2005.
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 333-117473

MUELLER GROUP, LLC

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	37-1387813 (I.R.S. Employer identification No.)
500 West Eldorado Street
Decatur, IL 62522-1808
(Address of principal executive offices)

(217) 423-4417

(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐   Accelerated Filer ☐   Non-accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes  ☒ No

None of the Registrant’s voting stock was held by non-affiliates as of February 21, 2006. As of February 21, 2006, Mueller Group, LLC had 1 unit outstanding.

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

MUELLER GROUP, LLC
UNAUDITED CONSOLIDATED BALANCE SHEETS

	December 31, 2005	September 30, 2005
	(unaudited)
	(dollars in millions)
Assets
Cash and cash equivalents	$63.5	$—
Receivables, net of allowance for doubtful accounts of $6.4 million and $0.9 million at December 31, 2005 and September 30, 2005, respectively	267.0	118.5
Inventories	429.1	147.2
Deferred income taxes	58.8	11.1
Prepaid expenses	32.1	1.5
Total current assets	850.5	278.3
Property, plant and equipment, net	344.8	149.2
Deferred financing fees, net	28.8	—
Deferred income taxes	—	9.5
Due from Walter affiliate	20.0	—
Intangible assets, net	849.3	—
Goodwill	718.5	58.4
Total assets	$2,811.9	$495.4
Liabilities
Current portion of long-term debt	$11.5	$—
Accounts payable	105.9	52.5
Accrued expenses and other liabilities	105.1	34.7
Payable to affiliate, Sloss Industries	—	2.5
Total current liabilities	222.5	89.7
Long-term debt	1,371.4	—
Payable to parent, Walter Industries	2.6	443.6
Accrued pension liability, net	97.2	53.6
Accumulated postretirement benefits obligation	52.8	51.1
Deferred income taxes	312.0	—
Other long-term liabilities	20.2	12.6
Total liabilities	2,078.7	650.6
Shareholder’s equity (deficit):
Membership unit:
(1 unit outstanding at December 31, 2005 and September 30, 2005)	—	—
Capital in excess of par value	998.8	68.3
Accumulated deficit	(219.0)	(178.1)
Accumulated other comprehensive loss	(46.6)	(45.4)
Total shareholder’s equity (deficit)	733.2	(155.2)
Total liabilities and shareholder’s equity (deficit)	$2,811.9	$495.4

The accompanying notes are an integral part of the consolidated financial statements.

MUELLER GROUP, LLC
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended
	December 31, 2005	December 31, 2004
	(dollars in millions)
Net sales	$480.4	$130.3
Cost of sales	436.9	117.6
Gross profit	43.5	12.7
Operating expenses:
Selling, general and administrative	57.1	13.2
Related party corporate charges	1.8	1.9
Facility rationalization, restructuring and related costs	24.1	—
Total operating expenses	83.0	15.1
Loss from operations	(39.5)	(2.4)
Interest expense arising from related party payable to Walter Industries	—	(5.9)
Interest expense, net of interest income	(28.1)	(0.1)
Loss before income taxes	(67.6)	(8.4)
Income tax expense (benefit)	(26.7)	1.1
Net loss	$(40.9)	$(9.5)

The accompanying notes are an integral part of the consolidated financial statements.

MUELLER GROUP, LLC
UNAUDITED CONSOLIDATED STATEMENT OF SHAREHOLDER’S EQUITY (DEFICIT)
FOR THE THREE MONTHS ENDED DECEMBER 31, 2005

	Capital in Excess of Par Value	Accumulated Deficit	Comprehensive Income (Loss)	Accumulated Other Comprehensive Loss	Total
Balance at September 30, 2005	$68.3	$(178.1)		$(45.4)	$(155.2)
Walter’s investment in subsidiary	943.4	—		—	943.4
Dividend to Walter	(444.5)	—		—	(444.5)
Dividend to Walter for acquisition costs	(12.0)	—		—	(12.0)
Forgiveness of U.S. Pipe payable to Walter	443.6	—		—	443.6
Comprehensive loss
Net loss	—	(40.9)	(40.9)	—	(40.9)
Unrealized loss on interest rate swaps, net of tax	—	—	(1.1)	(1.1)	(1.1)
Foreign currency translation adjustments	—	—	(0.1)	(0.1)	(0.1)
Comprehensive loss			$(42.1)
Balance at December 31, 2005	$998.8	$(219.0)		$(46.6)	$733.2

The accompanying notes are an integral part of the consolidated financial statements.

MUELLER GROUP, LLC
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended
	December 31, 2005	December 31, 2004
	(dollars in millions)
Cash flows from operating activities
Net loss	$(40.9)	$(9.5)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	17.1	6.5
Amortization of intangibles	6.6	—
Amortization of deferred financing fees	1.1	—
Amortization of tooling	0.1	—
Accretion resulting from valuing acquired debt at fair value	(0.8)	—
Gain on disposal of property, plant and equipment	(0.4)	0.7
Impairments of property, plant and equipment	19.2	—
Provision for deferred income taxes	(25.7)	—
Gain on interest rate swaps	(0.4)	—
Changes in assets and liabilities, net of the effects of acquisitions:
Receivables	28.9	16.5
Inventories	91.2	(4.2)
Income taxes payable	—	10.7
Prepaid expenses and other current assets	1.0	0.4
Pension and other long-term liabilities	(4.4)	2.5
Accounts payable, accrued expenses and other current liabilities	(17.7)	(2.3)
Other, net	—	0.2
Net cash provided by operating activities	74.9	21.5
Cash flows from investing activities
Purchase of property, plant and equipment	(16.0)	(7.9)
Increase in amounts due from Walter	(20.0)	(12.5)
Net cash used in investing activities	(36.0)	(20.4)
Cash flows from financing activities
Book cash overdrafts	0.6	(1.2)
Proceeds from short-term borrowings	55.9	—
Retirement of short-term debt	(55.9)	—
Proceeds from long-term debt	1,050.0	—
Retirement of long-term debt, including capital lease obligations	(615.3)	—
Payment of deferred financing fees	(21.6)	—
Dividend paid to Walter	(444.5)	—
Dividend to Walter for acquisition costs	(12.0)	—
Walter contribution of Predecessor Mueller’s cash	67.4	—
Net cash used in financing activities	24.6	(1.2)
Increase (decrease) in cash and cash equivalents	63.5	(0.1)
Cash and cash equivalents
Beginning of period	—	0.1
End of period	$63.5	$—

MUELLER GROUP, LLC
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

Schedule of non-cash investing and financing activities:

On October 3, the Company’s parent, Walter Industries, purchased all of the outstanding common stock of Predecessor Mueller. This stock was contributed to the Company by Walter as further described in Note 3.

(dollars in millions)
Contribution of Predecessor Mueller by Walter	$943.4
Less: Cash of Predecessor Mueller received	(67.4)
Total net assets received, excluding cash	$876.0

Subsequent to the Acquisition, the Company’s parent, Walter Industries, forgave an intercompany receivable with U.S. Pipe of $443.6 million.

The accompanying notes are an integral part of the consolidated financial statements.

MUELLER GROUP, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR THE THREE MONTHS ENDED DECEMBER 31, 2005 AND DECEMBER 31, 2004
(UNAUDITED)

Note 1.   Organization

Mueller Group, LLC (the “Company”) is a wholly-owned subsidiary of Mueller Water Products, Inc. (“Mueller Water”), a Delaware corporation. Mueller Water is the surviving corporation of the merger on February 2, 2006 of Mueller Water Products, LLC (Commission File Number:  333-116590) and Mueller Water Products Co-Issuer, Inc. with and into Mueller Holding Company, Inc., a Delaware corporation. See Note 15 for a detailed description of the merger.

On October 3, 2005, through a series of transactions (the “Acquisition”), Walter Industries, Inc. (“Walter”), through a wholly-owned subsidiary, acquired all outstanding shares of capital stock of our parent company, Mueller Water Products, Inc. (“Predecessor Mueller Water”), which immediately was converted into Mueller Water Products, LLC, a Delaware limited liability company and contributed United States Pipe and Foundry Company, LLC, (“U.S. Pipe”), owned by Walter since 1969, to the acquired company’s wholly-owned subsidiary, Mueller Group, LLC (“Predecessor Mueller Group”). In accordance with generally accepted accounting principles, for accounting purposes U.S. Pipe is treated as the acquirer of Predecessor Mueller Group. Accordingly, effective October 3, 2005, U.S. Pipe’s basis of accounting is used for the Company and all financial data for periods prior to October 3, 2005 of the Company included in this report on Form 10-Q, is that of U.S. Pipe. The results of operations of Predecessor Mueller Group are included in the Consolidated Statements of Operations beginning October 3, 2005.

The Company was originally organized as United States Pipe and Foundry Company, Inc. (“Inc.”) and was a wholly-owned subsidiary of Walter Industries, Inc., a diversified New York Stock Exchange traded company (NYSE: WLT). On September 23, 2005, Inc. was dissolved and United States Pipe and Foundry Company, LLC was organized in the state of Alabama, and the operations of Inc. were conducted under the form of a limited liability company.

In December 2005, U.S. Pipe changed its fiscal year-end to September 30, which coincides with the fiscal year end of Predecessor Mueller Group. Beginning with the quarter ended December 31, 2005, the Company has three operating segments which are named after its leading brands in each segment: Mueller, U.S. Pipe, and Anvil.

The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America, which requires management to make certain estimates and assumptions that affect the reported amounts of assets, liabilities, sales and expenses for the reporting periods. Actual results for future periods could differ from those estimates used by management. In the opinion of management, all normal and recurring adjustments that are considered necessary for a fair financial statement presentation have been made.

Certain amounts in the prior period’s consolidated financial statements have been reclassified to conform to the current-period presentation.  On the Consolidated Balance Sheet as of September 30, 2005, prepaid pension cost of $19.3 million has been netted against accrued pension liability of $72.9 million and is presented as accrued pension liability, net of $53.6 million.

Note 2.   Summary of Significant Accounting Policies

Revenue Recognition—The Company recognizes revenue based on the recognition criteria set forth in the Securities and Exchange Commission’s Staff Accounting Bulletin 104 “Revenue Recognition in Financial Statements”, which is when delivery of product has occurred or services have been rendered and there is persuasive evidence of a sales arrangement, selling prices are fixed or determinable, and collectibility from the customer is reasonably assured. Revenue from the sale of products via rail or truck is recognized when title passes upon delivery to the customer. Revenue earned for shipments via ocean vessel is recognized under international shipping standards as defined by Incoterms 2000 when title and risk of loss transfer to the customer. Sales are recorded net of estimated cash discounts and rebates.

Shipping and Handling—Costs to ship products to customers are included in cost of sales in the Consolidated Statements of Operations. Amounts billed to customers, if any, to cover shipping and handling costs are included in net sales.

Customer Rebates—Customer rebates are applied against net sales at the time the sales are recorded based on estimates with respect to the deductions to be taken.

Cash and Cash Equivalents—The Company considers all highly liquid investments with original maturities of ninety days or less when purchased to be cash equivalents. Outstanding checks are netted against cash when there is a sufficient balance of cash available in the Company’s accounts at the bank to cover the outstanding amount and the right of offset exists. Where there is no right of offset against cash balances, outstanding checks are classified along with accounts payable. At December 31, 2005 and September 30, 2005 checks issued but not yet presented to the banks for payment (i.e. book cash overdrafts) were $0.6 million and zero, respectively, and were recorded in accounts payable.

Receivables—Receivables relate primarily to amounts due from customers located in North America. To reduce credit risk, credit investigations are performed prior to accepting an order and, when necessary, letters of credit are required to ensure payment.

The estimated allowance for doubtful accounts receivable is based, in large part, upon judgments and estimates of expected losses and specific identification of problem trade accounts. Significantly weaker than anticipated industry or economic conditions could impact customers’ ability to pay such that actual losses may be greater than the amounts provided for in these allowances. The periodic evaluation of the adequacy of the allowance for doubtful accounts is based on an analysis of prior collection experience, specific customer creditworthiness and current economic trends within the industries served. In circumstances where a specific customer’s inability to meet its financial obligation is known to the Company (e.g., bankruptcy filings or substantial downgrading of credit ratings), the Company records a specific allowance to reduce the receivable to the amount the Company reasonably believes will be collected.

Inventories—Inventories are recorded at the lower of cost (first-in, first-out) or market value. Additionally, the Company evaluates its inventory in terms of excess and obsolete exposures. This evaluation includes such factors as anticipated usage, inventory turnover, inventory levels and ultimate product sales value. Inventory cost includes an overhead component that can be affected by levels of production and actual costs incurred. Management periodically evaluates the effects of production levels and actual costs incurred on the costs capitalized as part of inventory.

Property, plant and equipment—Property, plant and equipment is recorded at cost, less accumulated depreciation and amortization. Depreciation is recorded on the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized on the straight-line method over the lesser of the useful life of the improvement or the remaining lease term. Estimated useful lives used in computing depreciation expense are 2 to 20 years for machinery and equipment and 3 to 50 years for land improvements and buildings. Gains and losses upon disposition are reflected in the Consolidated Statements of Operations in the period of disposition.

Direct internal and external costs to implement computer systems and software are capitalized as incurred. Capitalized costs are amortized over the estimated useful life of the system or software, beginning when site installations or module development is complete and ready for its intended use, which generally is 3 to 5 years.

The Company accounts for its asset retirement obligations related to plant and landfill closures in accordance with Statement of Financial Accounting Standards No. 143 (“SFAS 143”). Under SFAS 143, liabilities are recognized at fair value for an asset retirement obligation in the period in which it is incurred and the carrying amount of the related long-lived asset is correspondingly increased. Over time, the liability is accreted to its future value. The corresponding asset capitalized at inception is depreciated over the useful life of the asset.

Tooling—Prepaid expenses include maintenance and tooling inventory costs. Perishable tools and maintenance items are expensed when put into service. More durable items are amortized over their estimated useful lives, ranging from 4 to 10 years.

Environmental Expenditures—The Company capitalizes environmental expenditures that increase the life or efficiency of property or that reduce or prevent environmental contamination. The Company accrues for environmental expenses resulting from existing conditions that relate to past operations when the costs are probable and reasonably estimable. The Company is indemnified by Tyco for all environmental liabilities associated with Predecessor Mueller as it existed as of August 16, 1999, whether known or not.

Accounting for the Impairment of Long-Lived Assets—Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable. Goodwill and intangible assets that have an indefinite life are not amortized, but instead are tested for impairment annually (or more frequently if events or circumstances indicate possible impairments) using both a discounted cash flow method and a market comparable method.

Workers’ Compensation—The Company is self-insured for workers’ compensation benefits for work related injuries. Liabilities, including those related to claims incurred but not reported, are recorded principally using annual valuations based on discounted future expected payments and using historical data of the Company or insurance industry data when historical data is limited. The Company is indemnified by Tyco for all liabilities associated with Predecessor Mueller that occurred prior to August 16, 1999. Workers’ compensation liabilities were as follows (in millions):

	December 31, 2005	September 30, 2005
Undiscounted aggregated estimated claims to be paid	$27.0	$14.4
Workers’ compensation liability recorded on a discounted basis	$22.8	$11.9

The Company applies a discount rate at a risk-free interest rate, generally a U.S. Treasury bill rate, for each policy year. The rate used is one with a duration that corresponds to the weighted average expected payout period for each policy year. Once a discount rate is applied to a policy year, it remains the discount rate for that policy year until all claims are paid. The use of this method decreases the volatility of the liability related solely to changes in the discount rate. The weighted average rate used for discounting the liability at December 31, 2005 and September 30, 2005 was 4.6%. At December 31, 2005, a one-percentage-point increase in the discount rate on the discounted claims liability would decrease the liability by $0.1 million, while a one-percentage-point decrease in the discount rate would increase the liability by $0.1 million.

Warranty Costs—The Company accrues for U.S. Pipe segment warranty expenses that include customer costs of repair and/or replacement, including labor, materials, equipment, freight and reasonable overhead costs, determined on a case-by-case basis, whenever the Company’s products and/or services fail to comply with published industry standards or mutually agreed upon customer requirements.

The Company accrues for the estimated cost of product warranties of the Mueller and Anvil segments at the time of sale based on historical experience. Adjustments to obligations for warranties are made as changes in the obligations become reasonably estimable.

Activity in accrued warranty, included in the caption accrued expenses in the accompanying Consolidated Balance Sheets, was as follows (in millions):

	Three months ended December 31,
	2005	2004
Accrued balance at beginning of period	$4.7	$1.8
Accrued warranty of Predecessor Mueller	1.6	—
Warranty expense	0.4	0.8
Settlement of warranty claims	(1.7)	(0.9)
Balance at end of period	$5.0	$1.7

Deferred Financing Fees—Costs of debt financing included in other non-current assets are amortized over the life of the related loan agreements, which range from five to eight years. Such costs are reassessed when amendments occur, in accordance with Emerging Issues Task Force (EITF) 96-19, “Debtors Accounting for a Modification or Exchange of Debt Instruments.”

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

Translation of Foreign Currency—Assets and liabilities of the Company’s businesses operating outside of the United States of America which maintains accounts in a functional currency other than U.S. dollars are translated into U.S. dollars using year-end exchange rates. Revenues and expenses are translated at the average exchange rates effective during the year. Foreign currency translation gains and losses are included as a separate component of stockholders’ equity. Gains and losses resulting from foreign currency transactions, the amounts of which are not material, are included in cost of sales.

Derivative Instruments and Hedging Activities—The Company currently uses interest rate swaps as required in the 2005 Mueller Credit Agreement to reduce the risk of interest rate volatility. The amount to be paid or received from interest rate swaps is charged or credited to interest expense over the lives of the interest rate swap agreements. Changes in the fair value of derivatives are recorded each period in earnings or Accumulated Other Comprehensive Income (Loss), depending on whether or not a derivative is designated and effective as part of a hedge transaction and meets the applicable requirements associated with Statement of Financial Accounting Standards No. 133 (“SFAS 133”) (see Note 6).

Additionally, the Company utilizes forward contracts to mitigate its exposure to changes in foreign currency exchange rates from third party and intercompany forecasted transactions. The primary currency to which the Company is exposed and to which it hedges the exposure is the Canadian Dollar. The effective portion of unrealized gains and losses associated with forward contracts are deferred as a component of Accumulated Other Comprehensive Income (Loss) until the underlying hedged transactions are reported in the Company’s Consolidated Statements of Operations.

Related Party Transactions—The Company purchases foundry coke from an affiliate, Sloss Industries, Inc. for an amount that approximates the market value of comparable transactions. Costs included in cost of sales related to purchases from Sloss Industries, Inc. were $5.7 million and $3.6 million for the three months ended December 31, 2005 and 2004, respectively.

Other services that Sloss Industries, Inc. provides to the Company include the delivery of electrical power to one of the Company’s facilities, rail car switching and the leasing of a distribution facility. The total of these other services included in the Company’s operating expenses were $0.4 million and $0.4 million for the three months ended December 31, 2005 and 2004, respectively.

Related Party Allocations—Certain costs incurred by Walter such as insurance, executive salaries, professional service fees, human resources, transportation, healthcare and other centralized business functions are allocated to its subsidiaries. Certain costs that were considered directly related to the U.S. Pipe segment were charged to the Company and included in selling, general and administrative expenses. These costs were approximately $0.5 million and $0.3 million for the three months ended December 31, 2005 and 2004, respectively. Costs incurred by Walter that cannot be directly attributed to its subsidiaries are allocated to them based on estimated annual revenues. Such costs were allocated to the Company and are recorded in the caption, related party corporate charges, in the accompanying Consolidated Statements of Operations and were approximately $1.8 million and $1.9 million for the three months ended December 31, 2005 and 2004, respectively.

While the Company considers the allocation of such costs to be reasonable, in the event the Company was not affiliated with Walter, these costs may increase or decrease.

Note 3.   Acquisition of Predecessor Mueller by Walter Industries

On October 3, 2005, pursuant to the agreement dated June 17, 2005, Walter acquired all of the outstanding common stock of Predecessor Mueller Water for $943.4 million and assumed $1.05 billion of indebtedness. Predecessor Mueller Water was converted into a limited liability company on October 3, 2005 and was merged with and into our parent, Mueller Water, on February 2, 2006. Transaction costs included in the acquisition price were $14.8 million. In conjunction with the acquisition, U.S. Pipe was contributed in a series of transactions to the Company, a wholly-owned subsidiary of Mueller Water, on October 3, 2005.

Walter’s acquisition of Predecessor Mueller Water has been accounted for as a business combination with U.S. Pipe considered the acquirer for accounting purposes. Assets acquired and liabilities assumed were recorded at their fair values as of October 3, 2005. The total purchase price of $943.4 million is comprised of (dollars in millions):

Acquisition of the outstanding common stock of Predecessor Mueller Water	$928.6
Acquisition-related transaction costs	14.8
Total purchase price	$943.4

Acquisition-related transaction costs include investment banking, legal and accounting fees and other external costs directly related to the Acquisition.

Under business combination accounting, the purchase price was allocated to Predecessor Mueller Water’s net tangible and identifiable intangible assets based on their fair values as of October 3, 2005. The excess of the purchase price over the net tangible and identifiable intangible assets is recorded as goodwill. Based on current fair values, the purchase price was allocated as follows (dollars in millions):

Receivables, net	$177.4
Inventory	373.2
Property, plant and equipment	215.5
Identifiable intangible assets	855.9
Goodwill	650.3
Net other assets	444.5
Net deferred tax liabilities	(333.7)
Debt	(1,411.1)
Total purchase price allocation	$972.0

The purchase price allocation is preliminary and is subject to future adjustments to goodwill for the execution of certain restructuring plans identified by Walter prior to the acquisition date primarily related to Predecessor Mueller Group facility rationalization actions. These facility rationalization actions are expected to be completed by fiscal 2008.

Receivables are short-term trade receivables and their net book value approximates current fair value.

Finished goods inventory is valued at estimated selling price less cost of disposal and reasonable profit allowance for the selling effort. Work in process inventory is valued at estimated selling price of finished goods less costs to complete, cost of disposal and a reasonable profit allowance for the completing and selling effort. Raw materials are valued at book value, which approximates current replacement cost. The carrying value of inventories include $70.2 million in excess of Predecessor Mueller’s carrying value, of which $58.4 million was charged to cost of sales during the three months ended December 31, 2005.

Property, plant and equipment are valued at the current replacement cost as follows (in millions):

		Depreciation Period
Land	$14.1	Indefinite
Buildings	51.8	5 to 14 years
Machinery and equipment	136.4	3 to 5 years
Other	13.2	3 years
Total property, plant and equipment	$215.5

Identifiable intangible assets acquired consist of trade name, trademark, technology and customer relationships and were valued at their current fair value. Trade name and trademark relate to Mueller®, Anvil®, Hersey™, Henry Pratt™ and James Jones™. Technology represents processes related to the design and development of products. Customer relationships represent the recurring nature of sales to current distributors, municipalities, contractors and other end customers regardless of their contractual nature.

Identifiable intangible assets were as follows (dollars in millions):

		Amortization Period
Trade name and trademark	$403.0	Indefinite
Technology	56.3	10 years
Customer relationships	396.6	19 years
Total identifiable intangible assets	$855.9

Goodwill represents the excess of the purchase price over the fair value of tangible and identifiable intangible assets acquired. Goodwill is not amortized, but rather is tested for impairment at least annually. In the event that we determine the book value of goodwill has become impaired, we will incur an accounting charge for the amount of impairment during the fiscal quarter in which such determination is made. The Company’s goodwill is not tax deductible.

Net other assets include cash, prepaid expenses, deferred financing fees, accounts payable, accrued expenses and accrued pension liability and were valued at their approximate current fair value. After the purchase price allocation Predecessor Mueller Group paid a $444.5 million dividend to Walter.

Net deferred tax liabilities include the tax effects of fair value adjustments related to identifiable intangible assets and net tangible assets.

Debt is valued at fair market value as of October 3, 2005.

The following table of unaudited pro forma results of operations of Predecessor Mueller Group and U.S. Pipe for the three months ended December 31, 2004 is presented as if the Acquisition and borrowings under the 2005 Mueller Credit Agreement had taken place on October 1, 2004 and were carried forward through December 31, 2004.

The unaudited pro forma amounts are not intended to represent or be indicative of the consolidated results of operations that would have been reported had the Acquisition and borrowings under the 2005 Mueller Credit Agreement been completed as of the dates presented, and should not be taken as representative of the future consolidated results of operations of the Company.

Three months ended December 31, 2004
(dollars in millions) (unaudited)
Net sales	$386.4
Net loss	$(8.4)

The pro forma amounts are based on the historical results of operations and are adjusted for amortization of definite-lived intangibles of $6.6 million, depreciation of property, plant and equipment of ($0.2) million, interest expense of $7.4 million and amortization of financing fees related to the 2005 Mueller Credit Agreement of $2.4 million.

Note 4.   Facility Rationalization, Restructuring and Related Costs

On October 26, 2005, Walter announced plans to close U.S. Pipe’s Chattanooga, Tennessee plant and transfer the valve and hydrant production of that plant to Mueller’s Chattanooga, Tennessee and Albertville, Alabama plants. The eventual closure of the U.S. Pipe Chattanooga plant is expected to occur in calendar 2006, resulting in the termination of approximately 340 employees. Total estimated restructuring and impairment charges related to this closure are $29.3 million, of which $24.1 million was expensed during the three months ended December 31, 2005. Restructuring costs recognized in the Consolidated Statement of Operations associated with this plant closure were as follows:

		Restructuring & impairment charges expensed
	Total Estimated Restructuring Costs	For the three months ended December 31, 2005
	(dollars in millions)
Termination benefits	$3.6	$3.0
Other employee-related costs	3.3	—
Other associated costs	3.4	2.1
Impairment of property, plant and equipment	19.0	19.0
Total	$29.3	$24.1

Termination benefits relating to the U.S. Pipe Chattanooga plant closure of $3.0 million consist primarily of severance related to staff reductions of hourly and salaried personnel. The Company expects to recognize an additional $0.6 million for severance expense during the remainder of fiscal 2006. In addition, the Company expects to recognize other employee-related costs of approximately $3.3 million related to pension and other postretirement benefit obligations during the first quarter of Walter’s pension benefit measurement period, which begins on January 1, 2006.

Other associated costs of $2.1 million principally include an increase to the estimated asset retirement obligation. The Company expects to recognize an additional $1.3 million of environmental-related costs, as those costs are incurred during fiscal 2006.

Fixed asset impairment charges of $19.0 million were recorded during the three months ended December 31, 2005. These assets have a net book value of $3.9 million at December 31, 2005.

Activity in accrued restructuring was as follows:

For the three months ended
December 31,
2005
(dollars in millions)
Beginning balance	$—
Restructuring expenses accrued	5.1
Restructuring payments and charges	(1.3)
Ending balance	$3.8

In addition to transferring production to Mueller facilities, the sales responsibility for U.S. Pipe valve and hydrant products was transferred to the Mueller segment. Through this transfer, it was determined that certain U.S. Pipe inventory would not ultimately be sold. As a result, inventory obsolescence charges relating to U.S. Pipe valve and hydrant inventory of $10.7 million were recorded to cost of sales during the three months ended December 31, 2005.

In addition, current period actual production output at U.S. Pipe Chattanooga was significantly lower than normal capacity, resulting in additional facility expenses of $5.2 million charged to cost of sales during the three months ended December 31, 2005.

Note 5.   Borrowing Arrangements

Long-Term Debt—Long-term debt consists of the following obligations:

	December 31, 2005	September 30, 2005
	(dollars in millions)
2005 Mueller Credit Agreement	$1,047.4	$—
10% senior subordinated notes(1)	333.2	—
Capital lease obligations	2.3	—
	1,382.9	—
Less current portion	(11.5)	—
	$1,371.41	$—

1)               The value of the 10% senior subordinated notes  were recorded at fair value at October 3, 2005 which was an increase of $18.9 million over Predecessor Mueller. This amount is amortized over the life of the notes as a reduction to interest expense. As of December 31, 2005, the unamortized fair value adjustment was $18.2 million.

2005 Mueller Credit Agreement:   On October 3, 2005, the Company entered into a credit agreement (the “2005 Mueller Credit Agreement”) consisting of a $145 million senior secured revolving credit facility maturing in October 2010 (the “2005 Mueller Revolving Credit Facility”) and a $1,050 million senior secured term loan maturing in October 2012 (the “2005 Mueller Term Loan”). The 2005 Mueller Credit Agreement is a secured obligation of the Company and substantially all of its wholly-owned domestic subsidiaries, including U.S. Pipe. The 2005 Mueller Term Loan requires quarterly principal payments of $2.6 million through October 3, 2012, at which point in time the remaining principal outstanding is due. The commitment fee on the unused portion of the 2005 Mueller Revolving Credit Facility is 0.50% and the interest rate is a floating interest rate of 2.5% over LIBOR. The 2005 Mueller Term Loan carries a floating interest rate of 2.25% over LIBOR.

Proceeds from the 2005 Mueller Credit Agreement were $1,053.4 million, net of $21.6 million of underwriting fees and expenses which will be amortized over the life of the loans. The proceeds were used to finance the acquisition of our parent, Predecessor Mueller Water, by Walter and to refinance existing indebtedness.

The 2005 Mueller Credit Agreement contains customary events of default and covenants, including covenants that restrict the ability of the Company and certain of its subsidiaries to incur certain additional indebtedness, pay dividends, create or permit liens on assets, engage in mergers or consolidations, and certain restrictive financial covenants.

On January 24, 2006, the Company entered into an Amendment No. 1 (the “First Amendment”) to the 2005 Credit Agreement. The First Amendment removes the requirement that the Company and its subsidiaries change their fiscal year end to December 31 and, in the event of an initial public offering of Mueller Water, provides the ability for the Company to pay up to $8.5 million in cash dividends to Mueller Water for further distribution to Mueller Water’s shareholders. Mueller Water is a wholly-owned subsidiary of Walter.

The debt instruments described below were liabilities of Predecessor Mueller Group prior to the Acquisition on October 3, 2005 and continue as liabilities of the Company subsequent to the Acquisition.

10% Senior Subordinated Notes:   On April 23, 2004, the Company issued $315 million principal face amount of 10% senior subordinated notes due 2012. The senior subordinated notes are guaranteed by each of the Company’s existing domestic restricted subsidiaries. The subordinated notes contain customary covenants and events of default, including covenants that limit the Company’s ability to incur debt, pay dividends and make investments.

On October 4, 2005, the Company notified the holders of the subordinated notes that the Acquisition was a change in control and that, as a result, the holders had a right to cause the Company to repurchase their senior subordinated notes on or before 5:00 p.m. eastern standard time, on November 4, 2005 at a price of 101% of the principal face amount of such notes. The change of control offer expired at 5:00 p.m. eastern standard time, on November 6, 2005, with no subordinated notes being validly tendered and not withdrawn and, accordingly, no subordinated notes were purchased pursuant to the change of control offer.

Capital Leases—The Company leases automobiles under capital lease arrangements that expire over the next four years.

Interest Rate Swaps—These hedges are described in Note 6 and comply with covenants contained in the 2005 Mueller Credit Agreement.

Distributions to Mueller Water—Mueller Water has no material assets other than its ownership of the Company’s capital stock and accordingly depends upon distributions from the Company to satisfy its cash needs. Mueller Water’s principal cash needs will be debt service on its senior discount notes due 2014. These senior discount notes do not require cash interest payments until 2009 and contain restrictive covenants that will, among other things, limit the ability of Mueller Water and its subsidiaries (including the Company) to incur debt, pay dividends and make investments. Neither the Company nor any of its subsidiaries guarantee these notes. Mueller Water, however, is a holding company and its ability to pay interest on the notes will be dependent upon the receipt of dividends from its subsidiaries. The Company is Mueller Water’s only direct subsidiary. However, the terms of the Company’s borrowing arrangements significantly restrict its ability to pay dividends to Mueller Water.

Note 6.   Derivative Financial Instruments

Interest Rate Swaps—On October 27, 2005, the Company entered into six interest rate hedge transactions with a cumulative notional amount of $350 million. The swap terms are between one and seven years with five separate counter-parties. The objective of the hedges is to protect the Company against rising LIBOR interest rates that would have a negative effect on the Company’s cash flows due to changes in interest payments on its 2005 Mueller Term Loan. The structure of the hedges are a one-year 4.617% LIBOR swap of $25 million, a three-year 4.740% LIBOR swap of $50 million, a four-year 4.800% LIBOR swap of $50 million, a five-year 4.814% LIBOR swap of $100 million, a six-year 4.915% LIBOR swap of $50 million, and a seven year 4.960% LIBOR swap of $75 million. These swap agreements call for the Company to make fixed rate payments over the term at each swap’s stated fixed rate and to receive payments based on three month LIBOR from the counter-parties. These swaps will be settled quarterly over their lives and will be accounted for as cash flow hedges. As such, changes in the fair value of these swaps that take place through the date of maturity will be recorded in Accumulated Other Comprehensive Income (Loss). These hedges comply with covenants contained in the 2005 Mueller Credit Agreement.

The Company also has two interest rate hedge agreements that existed as of October 3, 2005: a two-year 3.928% LIBOR swap that matures in May 2007 and a two-year 4.249% LIBOR swap that matures in April 2007. The changes in fair value of these two swaps were recorded as interest expense in the Statements of Operations until achieving hedge effectiveness in October 2005 and November 2005, respectively, at which times such changes in fair value were recorded in Accumulated Other Comprehensive Income (Loss).

The Company recorded an unrealized loss from its swap contracts, net of tax, of $1.1 million at December 31, 2005 in Accumulated Other Comprehensive Income (Loss).

Forward Foreign Currency Exchange Contracts

The Company entered into forward exchange contracts primarily to hedge currency fluctuations from transactions (primarily anticipated inventory purchases) denominated in foreign currencies, thereby limiting the risk that would otherwise result from changes in foreign currency exchange rates. The majority of the Company’s exposure to currency movements is in Canada. All of the foreign currency exchange contracts have maturity dates in 2006. Gains and losses on the forward foreign currency exchange contracts are expected to be offset by losses / gains in recognized net underlying foreign currency exchange transactions. As of December 31, 2005, the Company had entered into one forward contract at a notional amount of less than $0.1 million, selling U.S. dollars and purchasing euros at an exchange rate of $1.3635.

Subsequent to December 31, 2005, the Company entered into forward foreign currency exchange contracts at a notional amount of $9.1 million primarily to protect anticipated inventory purchases by its Canadian operations. With these hedges, the Company purchases U.S. dollars and sells Canadian dollars at an average exchange rate of $0.867.

Natural Gas Swap

On January 12, 2006, the Company entered into a swap contract to hedge anticipated purchases of natural gas from February 2006 through March 2006 totaling 0.4 million mmbtu, or approximately 80% of expected natural gas consumption, at a price of $9.41 per mmbtu. This swap contract effectively converts a portion of forecasted purchases at market prices to a fixed price basis. Any change in the fair value of this swap contract will be recorded in Accumulated Other Comprehensive Income (Loss).

Note 7.   Interest Expense Arising from Related Party Payable to Walter Industries

Interest expense associated with the outstanding debt payable to Walter was allocated to the Company up to the date of the Acquisition based upon the outstanding balance of the intercompany note. An intercompany note to Walter of $443.6 million was forgiven and contributed to capital. Intercompany interest expense was zero and $5.9 million for the three months ended December 31, 2005 and 2004, respectively.

Note 8.   Pension and Other Postretirement Benefits

The components of net periodic benefit cost for pension and postretirement benefits for the three months ended December 31, 2005 and December 31, 2004 are as follows:

	Pension Benefits		Other Benefits
	For the three months ended December 31,		For the three months ended December 31,
	2005	2004	2005	2004
	(dollars in millions)
Components of net periodic benefit cost:
Service cost	$2.0	$1.1	$0.2	$0.1
Interest cost	4.7	3.2	0.3	0.4
Expected return on plan assets	(4.9)	(3.1)	—	—
Amortization of prior service cost	0.1	0.1	(0.6)	(0.7)
Amortization of net loss (gain)	1.9	0.8	(0.2)	(0.2)
Curtailment settlement loss	—	—	—	0.3
Net periodic benefit cost	$3.8	$2.1	$(0.3)	$(0.1)

For the three months ended December 31, 2005, the Company had no contributions to its pension plans. The Company presently anticipates contributing approximately $0.5 million to fund its pension plans in fiscal 2006 and may make further discretionary payments.

Note 9.   Goodwill and Identifiable Intangibles

Goodwill and intangible assets that have an indefinite life are not amortized, but instead are tested for impairment annually (or more frequently if events or circumstances indicate possible impairments) using both a discounted cash flow method and a market comparable method. Definite-lived intangible assets are amortized over their respective estimated useful lives and reviewed for impairment if events or circumstances indicate possible impairment. The Company uses an estimate of future undiscounted net cash flows of the related asset or asset grouping over the remaining life in measuring whether the assets are recoverable.

Identifiable intangible assets consist of the following:

	December 31, 2005
	Cost	Accumulated Amortization
	(dollars in millions)
Definite-lived intangible assets
Technology	$56.3	$1.4
Customer relationships	396.6	5.2
	452.9	6.6
Indefinite lived intangible assets
Trade name and trademarks	403.0	—
	$855.9	$6.6

Goodwill was $718.5 million at December 31, 2005, compared to $58.4 million at September 30, 2005. The increase of $660.1 million represents goodwill identified during the allocation of the purchase price of the Acquisition. Goodwill is expected to increase over the next twelve months as the Company implements facility rationalizations that were formally identified prior to the Acquisition. Certain facility rationalization costs, primarily related to severance, will be recorded as a liability at the time identified as permitted under accounting principles generally accepted in the United States of America, with a corresponding increase in goodwill. All closure costs related to the shut-down of the U.S. Pipe Chattanooga facility (as described in Note 4) have been charged to operating expenses and not reflected as a component of goodwill.

Note 10.   Supplementary Balance Sheet Information

Selected supplementary balance sheet information is presented below:

	December 31, 2005	September 30, 2005
	(dollars in millions)
Inventories
Purchased materials and manufactured parts	$74.9	$30.6
Work in process	111.3	15.5
Finished goods	242.9	101.1
	$429.1	$147.2

	December 31, 2005	September 30, 2005
	(dollars in millions)
Property, plant and equipment
Land	$25.5	$11.3
Buildings	86.0	33.8
Machinery and equipment	540.0	401.7
Other	20.5	16.2
Accumulated depreciation	(327.2)	(313.8)
	$344.8	$149.2

	December 31, 2005	September 30, 2005
	(dollars in millions)
Accrued expenses and other liabilities
Vacations and holidays	$14.3	$4.5
Workers’ compensation and comprehensive liability	6.3	2.9
Accrued payroll and bonus	10.9	3.9
Accrued sales commissions	3.3	1.0
Accrued other taxes	6.1	2.1
Accrued warranty claims	5.0	4.7
Accrued environmental claims	4.0	4.0
Accrued income taxes	(1.1)	5.5
Accrued cash discounts and rebates	24.2	4.8
Accrued interest	12.2	—
Other	19.9	1.3
	$105.1	$34.7

Note 11.   Supplementary Income Statement Information

The components of interest expense, net of interest income are presented below:

	Three months ended
	December 31, 2005	December 31, 2004
	(dollars in millions)
Interest expense, net of interest income:
Contractual interest expense	$25.2	$0.1
Deferred financing fee amortization	1.1	—
Write off of bridge loan commitment fees	2.5	—
Interest rate swap gains	(0.4)	—
Interest expense	28.4	0.1
Interest income	(0.3)	—
Total interest expense, net of interest income	$28.1	$0.1

The bridge loan commitment fees represent fees paid to lenders to make available to the Company a bridge loan facility to repurchase the 10% senior subordinated notes from the holders of such notes under the terms of the change of control provisions of the indentures, as described in Note 5. No notes were tendered under the offer and the bridge loan was not used. The related commitment fees were charged to interest expense during the three months ended December 31, 2005.

Note 12   Income Taxes

The Company files a consolidated federal income tax return with Walter. The tax provision has been determined under FAS 109 “Accounting for Income Taxes” taking into account the intercompany tax sharing agreement.

The components of pretax earnings are as follows (dollars in millions):

	For the quarter ended December 31,
	2005	2004
United States	$(70.4)	$(8.5)
Foreign	$2.8	—

Income tax expense (benefit) applicable to continuing operations consists of the following components (dollars in millions):

	12/31/05			12/31/04
	Current	Deferred	Total	Current	Deferred	Total
Federal	$(3.9)	$(20.0)	$(24.2)	$(3.6)	$(0.1)	$(3.7)
State and local	2.1	(5.6)	(3.5)	(0.6)	5.4	4.8
Foreign	1.1	(0.1)	1.0	—	—	—
Total	$(1.0)	$(25.7)	$(26.7)	$(4.2)	$5.3	$1.1

The company estimates its annual effective tax rate in accordance with APB Opinion 28 “Interim Financial Reporting”. The estimated effective tax rate differs from the statutory rate is due to non deductible interest and on state income taxes.

The reduction in valuation allowance from $9.0 million to zero during the three months ended December 31, 2005 consists of $7.5 million of state income tax benefits at U.S. Pipe for which the Company believes is more likely than not to be realized and $1.5 million of assets that expired during the current period due to the passage of time or as a result of the Acquisition. These valuation allowance reductions were not recorded as a component of income tax expense.

The Company has gross deferred tax assets of $113.7 million and gross deferred tax liabilities of $366.9 million as of December 31, 2005.

The Company has Federal and State net operating loss carryforwards of approximately $8.1 million and $77.0 million respectively that expire in 2024. If certain changes in ownership occur, utilization of the net carryforwards may be limited.

Undistributed earnings of the company’s foreign subsidiaries amounted to approximately $80.2 million at December 31, 2005. Deferred taxes have not been provided on the foreign earnings because the Company intends to reinvest those earnings indefinitely.

A controversy exists with regard to federal income taxes allegedly owned by the Walter consolidated group, which includes the Company, for fiscal years 1980 through 1994. It is estimated that the amount of tax presently claimed by the IRS is approximately $34.0 million for issues currently in dispute in bankruptcy court for matters unrelated to the Company. This amount is subject to interest and penalties. Under tax law, the Company is jointly and severally liable for any final tax determination. However, Walter and its affiliates believe that their tax filing positions have substantial merit and intend to defend vigorously any claims asserted. Walter believes that it has sufficient accruals to address any claims, including interest and penalties and furthermore these matters do not relate to the Company. There are no changes or accruals into the Company’s accounts related to these issues since these matters do not relate to the operations of the Company.

Note 13.   Segment Information

Prior to the Acquisition on October 3, 2005, the Company had one segment—U.S. Pipe. As of December 31, 2005, the Company’s operations consisted of three operating segments: Mueller, U.S. Pipe and Anvil. These segments are organized based on products and are consistent with how the operating segments are managed, how resources are allocated, and how information is used by the chief operating decision maker. The Mueller segment is a manufacturer of valves, fire hydrants and other related products utilized in the distribution of water and gas and in water and wastewater treatment facilities. The U.S. Pipe segment is a manufacturer of ductile iron pressure pipe, fittings and other cast iron products used primarily for major water and wastewater transmission and collection systems. The Anvil segment is a manufacturer of cast iron and malleable iron pipe fittings, ductile iron couplings and fittings, pipe hangers and other related products for the fire protection, plumbing, heating, mechanical, construction, retail hardware and other related industries. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

Intersegment sales and transfers are made at established intersegment selling prices generally intended to cover costs. Our determination of segment earnings does not reflect allocations of certain corporate expenses not directly attributable to segment operations and intersegment eliminations, which we designate as Corporate in the segment presentation, and is before interest expense, net of interest income, and income taxes. Corporate expenses include those costs incurred by Mueller’s corporate function and do not include any allocated costs from Walter. Corporate costs include those costs related to financial and administrative matters, treasury, risk management, human resources, legal counsel, and tax functions. Corporate assets include cash, deferred tax assets and deferred financing fees. These assets have not been pushed down to our segments and are maintained as Corporate items. Therefore, segment earnings are not reflective of results on a stand-alone basis. See also Note 2 regarding Related Party Allocations from Walter which are reflected in the Company’s SG&A expenses.

Segment assets consist primarily of accounts receivable, inventories, property, plant and equipment, goodwill, and identifiable intangibles. Summarized financial information for our segments follows:

	For the three months ended:
	December 31, 2005	December 31, 2004
	(dollars in millions)
Net sales:
Mueller	$176.7	$—
U.S. Pipe	171.1	130.3
Anvil	132.6	—
Consolidated	$480.4	$130.3
Loss from operations:
Mueller	$(3.8)	$—
U.S. Pipe	(27.8)	(2.4)
Anvil	(1.5)	—
Corporate expense(1)	(6.4)	—
Consolidated	$(39.5)	$(2.4)
Depreciation and amortization expense:
Mueller	$12.0	$—
U.S. Pipe	6.3	6.5
Anvil	5.4	—
Corporate	0.1	—
Consolidated	$23.8	$6.5
Capital expenditures:
Mueller	$6.0	$—
U.S. Pipe	7.4	7.9
Anvil	2.5	—
Corporate	0.1	—
Consolidated	$16.0	$7.9

(1)          Includes certain expenses not allocated to segments.

	December 31, 2005	September 30, 2005
	(dollars in millions)
Total assets:
Mueller	$1,741.3	$—
U.S. Pipe	431.8	495.4
Anvil	472.8	—
Corporate	166.0	—
Consolidated	$2,811.9	$495.4
Goodwill:
Mueller	$587.5	$—
U.S. Pipe	58.4	58.4
Anvil	72.6	—
Consolidated	$718.5	$58.4
Identifiable intangibles:
Mueller	$759.6	$—
U.S. Pipe	—	—
Anvil	89.7	—
Consolidated	$849.3	$—

Geographical area information with respect to net sales, as determined by the location of the customer invoiced, and property, plant and equipment—net, as determined by the physical location of the assets, were as follows:

	For the three months ended:
	December 31, 2005	December 31, 2004
	(dollars in millions)
Net sales:
United States	$430.1	$126.8
Canada	48.1	—
Other Countries	2.2	3.5
	$480.4	$130.3

	December 31, 2005	September 30, 2005
	(dollars in millions)
Property, plant and equipment, net:
United States	$325.7	$149.2
Canada	17.6	—
Other Countries	1.5	—
	$344.8	$149.2

Note 14.   Commitments and Contingencies

Income Tax Litigation

A controversy exists with regard to federal income taxes allegedly owed by the Walter consolidated group, which includes the U.S. Pipe segment, for fiscal years 1980 through 1994. It is estimated that the amount of tax presently claimed by the IRS is approximately $34.0 million for issues currently in dispute in bankruptcy court for matters unrelated to the Company. This amount is subject to interest and penalties. In addition, the Internal Revenue Service has issued a Notice of Proposed Deficiency assessing additional tax of $80.4 million for the fiscal years ended May 31, 2000, December 31, 2000, and December 31, 2001. The proposed adjustments relate primarily to Walter’s method of recognizing revenue on the sale of homes and related interest income on the instalment notes receivable. Under tax law, the Company is jointly and severally liable for any final tax determination. However, Walter and its affiliates believe that their tax filing positions have substantial merit and intend to defend vigorously any claims asserted. Walter believes that it has an accrual sufficient to cover the estimated probable loss, including interest and penalties. There are no charges or accruals in the Company’s accounts related to these issues since these matters do not relate to the operations of the Company.

Environmental Matters

The Company is subject to a wide variety of laws and regulations concerning the protection of the environment, both with respect to the construction and operation of many of its plants and with respect to remediating environmental conditions that may exist at its own and other properties. The Company believes that it is in substantial compliance with federal, state and local environmental laws and regulations. The Company accrues for environmental expenses resulting from existing conditions that relate to past operations when the costs are probable and reasonably estimable. Expenses charged to the statement of operations for compliance of ongoing operations and for remediation of environmental conditions arising from past operations in the three months ended December 31, 2005 and 2004 were approximately $0.4 million and $0.2 million, respectively. Because environmental laws and regulations continue to evolve and because conditions giving rise to obligations and liabilities under environmental laws are in some circumstances not readily identifiable, it is difficult to forecast the amount of such future environmental expenditures or the effects of changing standards on future business operations or results. Consequently, the Company can give no assurance that such expenditures will not be material in the future. The Company capitalizes environmental expenditures that increase the life or efficiency of property or that reduces or prevents environmental contamination. Capital expenditures for environmental requirements are anticipated to average approximately $2.0 million per year in the next five years. Capital expenditures for the three months ended December 31, 2005 and 2004 for environmental requirements were approximately $0.6 million and $1.2 million, respectively.

The Company has implemented an Administrative Consent Order (“ACO”) for its Burlington, New Jersey plant that was required under the New Jersey Environmental Cleanup Responsibility Act (now known as the Industrial Site Recovery Act). The ACO required soil and ground water cleanup, and the Company has completed, and has received final approval on, the soil cleanup required by the ACO. U. S. Pipe is continuing to address ground water issues at this site. Further remediation could be required. These remediation costs are expected to be minimal. Long-term ground water monitoring will be required to verify natural attenuation. It is not known how long ground water monitoring will be required. Management does not believe monitoring or further cleanup costs, if any, will have a material adverse effect on the financial condition or results of operations of the Company.

The Federal Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) generally imposes liability, which may be joint and several and is without regard to fault or the legality of waste generation or disposal, on certain classes of persons, including owners and operators of sites at which hazardous substances are released into the environment (or pose a threat of such release), persons that disposed or arranged for the disposal of hazardous substances at such sites, and persons who owned or operated such sites at the time of such disposal. CERCLA authorizes the EPA, the States and, in some circumstances, private entities to take actions in response to public health or environmental threats and to seek to recover the costs they incur from the same classes of persons. Certain governmental authorities can also seek recovery for damages to natural resources. Currently, U.S. Pipe has been identified as a potentially responsible party (“PRP”) by the EPA under CERCLA with respect to cleanup of hazardous substances. U.S. Pipe is among many PRP’s at the site and a significant number of the PRP’s are substantial companies. With respect to the site located in Anniston, Alabama, the PRP’s have negotiated an administrative consent order with the EPA. Based on these negotiations, management estimates the Company’s share of liability for cleanup, after allocation among several PRP’s, will be approximately $4.0 million, which was accrued in 2004. Civil litigation in respect of the site is also ongoing, including a putative class action lawsuit alleging property damage and personal injury. Management does not believe that U.S. Pipe’s share of any additional liability will have a material adverse effect on the financial condition of the Company, but could be material to results of operations in future reporting periods.

The Company’s segment entered into a Consent Order with Georgia Department of Natural Resources regarding alleged hazardous waste violations at Anvil’s former foundry facility in Statesboro, Georgia. Pursuant to the Consent Order, Anvil agreed to pay a settlement of $50,000 and perform a supplemental environmental project. Anvil has also agreed to perform various investigatory and remedial actions at the foundry and its landfill. The total costs are estimated to be between $1.2 million and $1.4 million. The Company maintains an adequate reserve to cover these estimated costs.

Over the next two years, the Company could potentially incur between $8.5 million and $12.5 million of capital costs at its iron foundries to comply with the United States Environmental Protection Agency’s National Emissions Standards for Hazardous Air Pollutants which were issued April 22, 2004. The Company is in the process of analyzing the impact of this standard and the costs associated with compliance.

Although no assurances can be given that the Company will not be required in the future to make material expenditures relating to these or other sites, management does not believe at this time that the cleanup costs, if any, associated with these or other sites will have a material adverse effect on the financial condition or results of operations of the Company, but such cleanup costs could be material to results of operations in a reporting period.

In 2004, the Company entered into a settlement and release agreement with a former insurer whereby the former insurer paid $1.9 million, net of legal fees, to the Company for historical insurance claims, previously expensed as incurred by the Company. Such claims had not previously been submitted to the insurance company for reimbursement. The Company released the insurer of both past and future claims, and recorded a $1.9 million reduction to selling, general and administrative expenses in 2004.

In 2005, the Company entered into a settlement and release agreement with a former insurer whereby the former insurer agreed to pay $5.1 million, net of legal fees, to the Company for historical insurance claims previously expensed as incurred by the Company. Such claims had not previously been submitted to the insurance company for reimbursement. The Company released the insurer of both past and future claims. During 2005, the Company received $2.8 million in cash and the remainder is expected to be received in the second quarter of fiscal 2006. The Company recorded a $5.1 million reduction to selling, general and administrative expenses in 2005.

Under the terms of the agreement whereby Tyco International sold the Company in August 1999 to our prior owners (the “August 1999 Tyco Transaction”), Tyco agreed to indemnify Predecessor Mueller Water and its affiliates for all “Excluded Liabilities”. Excluded Liabilities include, among other things, substantially all environmental liabilities relating to the time prior to the August 1999 Tyco Transaction. The indemnity survives indefinitely, is not subject to any deductibles or caps, and continues with respect to our current operations, other than those operations acquired since the August 1999 Tyco Transaction, including the operations of our U.S. Pipe segment. If Tyco ever becomes financially unable to, or otherwise fails to comply with the terms of the indemnity, we may be responsible for the Tyco-indemnified obligations. In addition, Tyco’s indemnity does not cover environmental liabilities to the extent caused by us or Predecessor Mueller or the operation of the Predecessor Mueller business after the August 1999 Tyco Transaction, nor does it cover environmental liabilities arising with respect to businesses or sites acquired after the August 1999 Tyco Transaction, which would include the U.S. Pipe business and facilities.

Miscellaneous Litigation

In 2003, the Company increased its accruals for outstanding litigation by approximately $6.5 million, principally related to the settlement of a class action employment matter. The settlement was finalized in May 2004 for an amount approximating the accrual.

In the purchase agreement relating to the August 1999 sale by Tyco of the Predecessor Mueller Group business to our prior owners, Tyco agreed to indemnify Predecessor Mueller and its affiliates for all “Excluded Liabilities.” Excluded Liabilities include, among other things, substantially all liabilities relating to the time prior to the August 1999 Tyco sale. The indemnity survives indefinitely and is not subject to any deductibles or caps. However, we may be responsible for these liabilities in the event that Tyco (or any successor entity) ever becomes financially unable or fails to comply with, the terms of the indemnity. In addition, Tyco’s indemnity does not cover environmental liabilities to the extent caused by us or Predecessor Mueller or the operation of the Predecessor Mueller business after the August 1999 Tyco sale, nor does it cover environmental liabilities arising with respect to businesses or sites acquired after the August 1999 Tyco sale, which would include the U.S. Pipe business and facilities.

Our subsidiary, James Jones Company, and its former parent company are defendants in a false claims lawsuit in which a former James Jones Company employee is suing on behalf of cities, water districts and municipalities. The employee alleges that the defendants sold allegedly non-conforming public water system parts to various government entities. The lawsuit seeks consequential damages, penalties and punitive damages. Our subsidiary, Mueller Co., which had also been named as a defendant, brought a summary judgment motion and was dismissed from this litigation in January 2004. On September 15, 2004, the trial court ruled against the intervention of approximately 30 municipalities that had failed to intervene within the time deadlines previously specified by the Court. The trial court also ruled that the majority of municipalities that had purchased James Jones products from contractors or distributors, were not in privity with the James Jones Company and were not entitled to punitive damages. Following the Court’s ruling, the water districts and municipalities filed a new action against the James Jones Company, Mueller Co. and Watts (former parent company of James Jones Company), alleging fraud and intentional misrepresentation. This lawsuit is based on the same underlying facts as the false claims lawsuit. Any liability associated with these lawsuits is covered by the Tyco indemnity, and the defense is being paid for and conducted by Tyco.

Some of our subsidiaries have been named as defendants in a small number of asbestos-related lawsuits. We do not believe these lawsuits, either individually or in the aggregate, are material to our financial position or results of operations.

The Company is a party to a number of other lawsuits arising in the ordinary course of business. The Company provides for costs relating to these matters when a loss is probable and the amount is reasonably estimable. The effect of the outcome of these matters on the Company’s future results of operations cannot be predicted with certainty as any such effect depends on future results of operations and the amount and timing of the resolution of such matters. While the results of litigation cannot be predicted with certainty, the Company believes that the final outcome of such other litigation will not have a materially adverse effect on the Company’s financial statements.

Note 15.   Subsequent Events

In January 2006, the Company’s Mueller segment completed two acquisitions. On January 4, 2006, the Company acquired Hunt Industries, Inc. (“Hunt”) for $6.8 million in cash. Hunt is a manufacturer of meter pits and meter yokes, based in Murfreesboro, Tennessee, which are sold by our Mueller segment. On

January 27, 2006, the Company acquired the operating assets of CCNE, L.L.C., a Connecticut-based manufacturer of check valves for sale to the water and wastewater treatment markets, for $8.8 million in cash. The CCNE assets will be operated by our Milliken Valve Company and Henry Pratt Company subsidiaries.

On January 26, 2006, the Company announced plans to close its Henry Pratt valve manufacturing facility in Dixon, Illinois by the end of 2006. The process of transferring the Dixon plant’s operations to other Henry Pratt facilities has begun.

On January 31, 2006, Mueller Holding Company, Inc., a Delaware corporation (“Holdco”), Mueller Water Products, LLC, a Delaware limited liability company (“Mueller LLC”), and Mueller Water Products Co-Issuer, Inc., a Delaware corporation (“Co-Issuer”), entered into an Agreement and Plan of Merger (the “Merger Agreement”). On February 2, 2006, pursuant to the terms of the Merger Agreement, Mueller LLC and Co-Issuer merged (the “Merger”) with and into Holdco, which was the surviving corporation and which changed its name, upon merger, to Mueller Water Products, Inc. In the Merger, each limited liability company interest of Mueller LLC and each share of common stock of Co-Issuer outstanding immediately prior to the Merger was cancelled and retired and ceased to exist, and each share of common stock of Holdco remained unchanged and continued to remain outstanding after the Merger.

On February 3, 2006, Mueller Water filed with the Securities and Exchange Commission a registration statement on Form S-1 (Registration No. 333-131536) relating to a proposed initial public offering of Mueller Water’s Series A common stock.

Note 16.   New Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board issued SFAS No. 151, “Inventory Costs,” which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The Company adopted SFAS No. 151 on October 1, 2005, the beginning of its 2006 fiscal year. The impact of the adoption of SFAS No. 151 on the Company’s financial statements may have a material impact on our operating income in the event actual production output is significantly higher or lower than normal capacity. In the event actual production capacity is significantly different than normal capacity, the Company may be required to recognize certain amounts of facility expense, freight, handling costs or wasted materials as a current period expense.

In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”), which is an interpretation of FASB No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”). This interpretation clarifies terminology within SFAS 143 and requires companies to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. FIN 47 is effective for fiscal years beginning after December 15, 2005. This standard is not expected to have a material impact on the Company’s financial condition or results of operations.

In June 2005, the FASB issued FASB No. 154, “Accounting Changes and Error Corrections”, which changes the requirements for accounting for and reporting of a change in accounting principle. SFAS 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. SFAS 154 also requires that a change in method of depreciation, amortization or depletion for long-lived, nonfinancial assets be accounted for as a change in accounting estimate that is affected by a change in accounting principle. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. The adoption of SFAS 154 is not expected to have a material impact on the Company’s financial condition or results of operations.

Note 17.   Consolidating Guarantor and Non-Guarantor Financial Information

The following information is included as a result of the guarantee by certain of the Company’s wholly owned U.S. subsidiaries (“Guarantor Companies”) of the senior subordinated notes issued by Predecessor Mueller Group prior to the Acquisition on October 3, 2005 that have continued to be liabilities of the Company subsequent to the Acquisition. None of the Company’s other subsidiaries guarantee the debt. Each of the guarantees is joint and several and full and unconditional. “Mueller Group, LLC” (“Issuer”) includes the consolidated financial results of Mueller Group, LLC with all of its wholly-owned subsidiaries accounted for under the equity method.

Prior to the Acquisition on October 3, 2005, U.S. Pipe was not a Guarantor Company of the senior subordinated notes issued by Predecessor Mueller Group. See Note 18 for further discussion of Predecessor Mueller Group. The Consolidating Statements of Operations and Cash Flows for the three-month period ended December 31, 2005 and the Consolidating Balance Sheet as of December 31, 2005 reflect the results of the Company, including U.S. Pipe.

Consolidating Statement of Operations
For Mueller Group, LLC
For the Three Months Ended December 31, 2005

	Issuer	Guarantor Companies(1)	Non-Guarantor Companies	Consolidating Eliminating	Consolidated
	(dollars in millions)
Net sales	$—	$425.7	$54.7	$—	$480.4
Cost of sales	—	392.6	44.3	—	436.9
Gross profit	—	33.1	10.4	—	43.5
Selling, general and administrative	—	49.2	7.9	—	57.1
Related party corporate charges	—	1.8	—	—	1.8
Facility rationalization, restructuring and related costs	—	24.1	—	—	24.1
Income (loss) from operations	—	(42.0)	2.5	—	(39.5)
Interest expense, net of interest income	(28.3)	—	0.2	—	(28.1)
Income (loss) before income tax expense (benefit)	(28.3)	(42.0)	2.7	—	(67.6)
Income tax expense (benefit)	(11.1)	(16.6)	1.0	—	(26.7)
Equity income from subsidiaries	(23.7)	1.7	—	22.0	—
Net income	$(40.9)	$(23.7)	$1.7	$22.0	$(40.9)

Consolidating Balance Sheet
For Mueller Group, LLC
December 31, 2005

	Issuer	Guarantor Companies(1)	Non-Guarantor Companies	Consolidating Eliminations	Consolidated
	(dollars in millions)
Assets
Cash and cash equivalents	$24.6	$10.8	$28.1	$—	$63.5
Receivables, net	—	239.9	27.1	—	267.0
Inventories	—	375.0	54.1	—	429.1
Deferred income taxes	—	58.8	—	—	58.8
Prepaid expenses	—	29.9	2.2	—	32.1
Total current assets	24.6	714.4	111.5	—	850.5
Property, plant and equipment, net	2.8	329.0	13.0	—	344.8
Deferred financing fees, net	28.8	—	—	—	28.8
Due from Walter affiliates	—	20.0	—	—	20.0
Identifiable intangibles, net	—	849.3	—	—	849.3
Goodwill	—	718.5	—	—	718.5
Investment in subsidiaries	2,556.2	42.7	—	(2,598.9)	—
Total assets	$2,612.4	$2,673.9	$124.5	$(2,598.9)	$2,811.9
Liabilities
Accounts payable	$1.5	$93.9	$10.5	$—	$105.9
Current portion of long-term debt	10.5	1.0	—	—	11.5
Accrued expenses	12.2	88.2	4.7	—	105.1
Total current liabilities	24.2	183.1	15.2	—	222.5
Intercompany accounts	484.9	(550.0)	65.1	—	—
Long-term debt	1,370.1	1.3	—	—	1,371.4
Payable to parent, Walter Industries	—	2.6	—	—	2.6
Accrued pension liability	—	97.9	(0.7)	—	97.2
Accumulated postretirement benefits obligation	—	52.8	—	—	52.8
Deferred income taxes	—	309.8	—	—	312.0
Other long-term liabilities	—	20.2	2.2	—	20.2
Total liabilities	1,879.2	117.7	81.8	—	2,078.7
Shareholder’s equity (deficit)
Total shareholder’s equity (deficit)	733.2	2,556.2	42.7	(2,598.9)	733.2
Total liabilities and shareholder’s equity (deficit)	$2,612.4	$2,673.9	$124.5	$(2,598.9)	$2,811.9

Consolidating Statement of Cash Flows
For Mueller Group, LLC
For the Three Months Ended December 31, 2005

	Issuer	Guarantor Companies(1)	Non-Guarantor Companies	Consolidating Eliminations	Consolidated
	(dollars in millions)
Net cash provided by (used in) operating activities	$(4.9)	$144.0	$(64.2)	—	$74.9
Cash flows from investing activities
Capital expenditures	—	(14.8)	(1.2)	—	(16.0)
Increase in amounts due from Walter	—	(20.0)	—	—	(20.0)
Acquisition of businesses			—	—	0.0
Increase (decrease) in equity investment			—		—
Net cash provided by (used in) investing activities		(34.8)	(1.2)		(36.0)
Cash flows from financing activities
Book cash overdrafts	0.6	—	—	—	0.6
Intercompany change	(6.9)	(86.6)	93.5		—
Proceeds from short-term borrowings	55.9	—	—	—	55.9
Retirement of short-term debt	(55.9)	—	—	—	(55.9)
Proceeds from long-term debt	1,050.0	—	—	—	1,050.0
Retirement of long-term debt, including capital lease obligations	(615.5)	0.2	—	—	(615.3)
Payment of deferred financing fees	(21.6)	—	—	—	(21.6)
Dividend paid to Walter	(444.5)	—	—	—	(444.5)
Dividend to Walter for acquisition costs	—	(12.0)	—	—	(12.0)
Walter contribution of Predecessor Mueller’s cash	67.4		—	—	67.4
Net cash provided by (used in) financing activities	29.5	(98.4)	93.5		24.6
Effect of exchange rate changes on cash	—	—	—	—	—
Increase in cash	24.6	10.8	28.1	—	63.5
Cash and cash equivalents
Beginning of period	—	—	—	—	—
End of period	$24.6	$10.8	$28.1	—	$63.5

(1)           Guarantors include the accounts of the following direct and indirect subsidiaries of Mueller Group, LLC:

Name	State of Incorporation
AnvilStar, LLC	Delaware
Anvil International, Inc.	Delaware
Henry Pratt Company	Delaware
Henry Pratt International Ltd	Delaware
Hersey Meters Co.	Delaware
Hydro Gate Acquisition Corp.	Delaware
James Jones Company	California
J.B. Smith Mfg. Co.	Oklahoma
Mueller Co.	Illinois
Mueller Service Co.	Delaware
Milliken Acquisition Corp.	Delaware
Mueller International, Inc.	Delaware
Mueller International, LLC	Delaware
Mueller International Finance, Inc.	Delaware
Mueller International Finance, LLC	Delaware
*United States Pipe and Foundry Company, LLC	Alabama

*                     Applicable only for periods beginning October 3, 2005.

Note 18.   Supplemental Data—Predecessor Mueller Group Financial Statements

Prior to the October 3, 2005 Acquisition, Predecessor Mueller Group was a registrant filing reports with the U.S. Securities and Exchange Commission (“SEC”). The following financial statements were derived from reports previously filed with the SEC (Commission File Number 333-117473). The unaudited Consolidated Statements of Operations and Cash Flows for the three months ended January 1, 2005 shown below are derived from the Quarterly Report on Form 10-Q/A of Mueller Group, LLC (formerly known as Mueller Group, Inc.) for the quarterly period ended January 1, 2005, as filed with the SEC on February 3, 2006. The audited Consolidated Balance Sheet as of September 30, 2005 shown below is derived from the Annual Report on Form 10-K of Mueller Group, LLC (formerly known as Mueller Group, Inc.) for the fiscal year ended September 30, 2005, as filed with the SEC on December 19, 2005. This information is presented as supplemental data in this Form 10-Q to support the prior period Predecessor Mueller Group Guarantor Financial Statements. In this footnote, each of the terms “Group,” the “Company,” “we,” “us” or “our” refers to Predecessor Mueller Group, LLC and its subsidiaries, except where the context makes clear that the reference is only to Predecessor Mueller Group itself, and is not inclusive of its subsidiaries.

PREDECESSOR MUELLER GROUP
UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS

Three months ended January 1, 2005
(dollars in millions)
Net sales	$256.1
Cost of sales	181.9
Gross profit	74.2
Selling, general and administrative expense, including stock compensation expense	41.8
Facility rationalization, restructuring and related costs	0.1
Operating income	32.3
Interest expense, net of interest income	(16.1)
Income before income taxes	16.2
Income tax expense	6.3
Net income	$9.9

PREDECESSOR MUELLER GROUP
CONSOLIDATED BALANCE SHEET

September 30, 2005
(dollars in millions)
Assets
Cash and cash equivalents	$112.8
Receivables, net	177.4
Inventories	303.0
Income tax receivable	—
Deferred income taxes	27.7
Prepaid expenses	31.1
Total current assets	652.0
Property, plant and equipment, net	168.0
Deferred financing fees, net	29.0
Deferred income taxes	10.9
Other long-term assets	1.5
Identifiable intangibles, net	52.4
Goodwill	163.2
Total assets	$1,077.0
Liabilities
Accounts payable	$63.3
Current portion of long-term debt	3.8
Accrued expenses	103.0
Total current liabilities	170.1
Long-term debt	926.2
Accrued pension liability	37.7
Other long-term liabilities	1.5
Total liabilities	1,135.5
Commitments and contingencies (Note 9)	—
Shareholders’ deficit:
Common stock—$0.01 par value (100 shares authorized and issued)	—
Accumulated deficit	(48.9)
Accumulated other comprehensive loss	(9.6)
Total shareholders’ deficit	(58.5)
Total liabilities and shareholders’ deficit	$1,077.0

PREDECESSOR MUELLER GROUP
UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS

Three months ended
January 1, 2005
(dollars in millions)
Cash flows from operating activities
Net income	$9.9
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	11.2
Amortization of intangibles	0.8
Amortization of deferred financing fees	1.1
Amortization of tooling	0.6
Write off of deferred financing fees	—
(Gain) loss on disposal of property, plant and equipment	0.1
Deferred income taxes	0.6
Stock compensation (non-cash amounts)	—
Unrealized gain on interest rate swaps	(2.3)
Changes in assets and liabilities, net of the effects of acquisitions:
Receivables	22.2
Inventories	(25.5)
Income taxes receivable	3.7
Prepaid expenses and other current assets	(0.6)
Pension, net	1.6
Accounts payable, accrued expenses and other current liabilities	(22.6)
Other, net	(0.3)
Net cash provided by (used in) operating activities	0.5
Cash flows from investing activities
Purchase of property, plant and equipment	(4.7)
Net cash used in investing activities	(4.7)
Cash flows from financing activities
Book overdrafts	(0.7)
Payment of long-term debt	—
Payment of deferred financing fees	—
Financing of assets through capital leases	(0.3)
Net cash used in financing activities	(1.0)
Effect of exchange rate changes on cash	0.9
Decrease in cash and cash equivalents	(4.3)
Cash and cash equivalents
Beginning of period	60.5
End of period	$56.2

PREDECESSOR MUELLER GROUP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Three months ended
January 1, 2005
(dollars in millions)
Net Sales:
Mueller segment	$138.6
Anvil segment	117.5
Consolidated	$256.1
Intersegment sales:
Mueller segment	$3.4
Anvil segment	0.2
Consolidated	$3.6
Operating income (expense):
Mueller segment	$28.8
Anvil segment	11.8
Corporate expense(1)	(8.3)
Consolidated	$32.3
Depreciation and amortization expense:
Mueller segment	$6.0
Anvil segment	4.3
Corporate	2.3
Consolidated	$12.6
Capital expenditures:
Mueller segment	$2.8
Anvil segment	1.8
Corporate	0.1
Consolidated	$4.7

(1)          Includes certain expenses not allocated to segments.

At September 30,
2005
(dollars in millions)
Total assets:
Mueller segment	$516.6
Anvil segment	303.6
Corporate	256.8
Consolidated	$1,077.0
Goodwill:
Mueller segment	$149.1
Anvil segment	14.1
Consolidated	$163.2
Identifiable intangibles:
Mueller segment	$4.4
Anvil segment	5.3
Corporate	42.7
Consolidated	$52.4

Geographical area information with respect to net sales, as determined by the location of the customer invoiced, and property, plant and equipment—net, as determined by the physical location of the assets, were as follows for the three months ended January 1, 2005:

Three months ended
January 1, 2005
(dollars in millions)
Net sales:
United States	$210.4
Canada	44.4
Other Countries	1.3
$256.1

At September 30, 2005
(dollars in millions)
Property, plant and equipment, net:
United States	$152.8
Canada	12.6
Other Countries	2.6
$168.0

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

Warranty Costs—The Company accrues for the estimated cost of product warranties at the time of sale based on historical experience. Adjustments to obligations for warranties are made as changes in the obligations become reasonably estimable. The following table summarizes information concerning the Company’s product warranty:

Three months ended
January 1, 2005
(dollars in millions)
Balance at beginning of period	$1.6
Accruals for warranties	0.6
Settlement of warranty claims	(0.9)
Balance at end of period	$1.3

Comprehensive Income—The Company’s comprehensive income for the three months ended January 1, 2005 includes foreign currency translation adjustments of $4.0 million.

Related Party Transactions—The Company paid $0.1 million to Credit Suisse First Boston for the three months ended January 1, 2005 for management advisory services.

Borrowing Arrangements

Long-Term Debt—Long-term debt consists of the following obligations:

September 30,
2005
(dollars in millions)
Senior credit facility term loans	$512.8
Second priority senior secured floating rate notes	100.0
10% senior subordinated notes	315.0
Capital lease obligations	2.2
930.0
Less current portion	(3.8)
$926.2

A schedule of debt maturities as of September 30, 2005 is as follows:

	Less than 1 year	1-3 years	4-5 years	After 5 years	Total
	(dollars in millions)
Senior credit facility term loans	$2.9	$5.8	$5.8	$498.3	$512.8
Second Priority Senior Secured Notes	—	—	—	100.0	100.0
10% Senior Subordinated Notes	—	—	—	315.0	315.0
Capital lease obligations	0.9	1.2	0.1	—	2.2
Total debt maturities	$3.8	$7.0	$5.9	$913.3	$930.0

2004 Mueller Credit Facility:   The Company entered into a senior credit facility, which includes a $545 million amortizing senior credit facility term loan ($32.2 million of which has since been repaid) maturing seven years after closing and an $80.0 million revolving credit facility that will terminate five years after closing. The revolving credit facility and/or the term loan facility are subject to a potential, although uncommitted, increase of up to an aggregate of $50.0 million at the Company’s request at any time prior to maturity. In addition, although uncommitted, a foreign currency sub-facility may be made available to one or more of the Company’s restricted foreign subsidiaries in an aggregate principal amount of up to the U.S. dollar equivalent of $30.0 million. This increase and the additional foreign currency sub-

facility will only be available if one or more financial institutions agree to provide them. The Company had no borrowings under the revolving credit facility at September 30, 2005.

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

Interest Rate Swap—The Company has entered into interest rate swap agreements in order to reduce interest rate risks and manage interest expense. As of September 30, 2005, a notional principal amount of $100 million in swap agreements is still outstanding and scheduled to mature in April 2007 and May 2007. At September 30, 2005, the fair value of interest rate swaps was an asset of $0.5 million. The swap agreements effectively convert floating-rate debt into fixed-rate debt and carry an average fixed interest rate of 4.09% at September 30, 2005. Interest differentials to be paid or received because of swap agreements are reflected as an adjustment to interest expense over the related debt period. For the three months ended January 1, 2005 Group recorded gains on interest rate swaps of $2.3 million. While Group is exposed to credit loss on its interest rate swaps in the event of non-performance by the counterparties to such swaps, management believes such nonperformance is unlikely to occur given the financial resources of the counterparties.

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

Net Periodic Benefit Cost—Defined Benefit Plans

For a detailed disclosure on the Company’s pension and employee benefits plans, please refer to Note 10 of the Company’s Audited Consolidated Financial Statements for the year ended September 30, 2005, as found on Form 10-K (File No. 333-117473).

The following sets forth the components of net periodic benefit cost of the domestic non-contributory defined benefit plans for the three months ended January 1, 2005:

Three months ended
January 1, 2005
(dollars in millions)
Service cost	$0.8
Interest cost	1.3
Expected return on plan assets	(1.3)
Amortization of prior service cost	0.1
Amortization of net actuarial loss	0.7
Net periodic benefit cost	1.6

No contributions were made during the three months ended January 1, 2005. The Company presently anticipates contributing $0.1 million to fund its pension plans in 2005 and may make further discretionary payments.

Supplementary Balance Sheet Information

Selected supplementary balance sheet information is presented below:

September 30,
2005
(dollars in millions)
Inventories
Purchased materials and manufactured parts	$33.5
Work in process	90.6
Finished goods	178.9
$303.0
Property, plant and equipment
Land	$9.2
Buildings	63.0
Machinery and equipment	300.0
Other	14.9
Accumulated depreciation	(219.1)
$168.0
Accrued expenses and other liabilities
Vacations and holidays	$9.7
Workers compensation	8.8
Accrued interest	15.2
Accrued payroll and bonus	20.0
Accrued sales commissions	3.8
Accrued cash discounts and rebates	15.8
Accrued federal and state income taxes	4.4
Accrued other taxes	4.1
Accrued medical claims	4.0
Other	17.2
$103.0

Supplementary Income Statement Information

The components of interest expense are presented below:

Three months ended
January 1, 2005
(dollars in millions)
Interest expense, net of interest income:
Contractual interest expense	$17.7
Deferred financing fee amortization	1.1
Interest rate swap gains	(2.3)
Interest expense	16.5
Interest income	(0.4)
Total interest expense, net of interest income	$16.1

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

Consolidating Statement of Operations
For Predecessor Mueller Group
For the Three Months Ended January 1, 2005

	Issuer	Guarantor Companies(1)	Non-Guarantor Companies	Consolidating Eliminating	Consolidated
	(dollars in millions)
Net sales	$—	$202.7	$53.4	$—	$256.1
Cost of sales	—	139.6	42.3	—	181.9
Gross profit	—	63.1	11.1	—	74.2
Selling, general and administrative	2.9	31.4	7.5	—	41.8
Facility rationalization, restructuring and related costs	—	0.1	—	—	0.1
Operating income (loss)	(2.9)	31.6	3.6	—	32.3
Interest expense, net of interest income	(16.2)	—	0.1	—	(16.1)
Income (loss) before income taxes	(19.1)	31.6	3.7	—	16.2
Income tax expense (benefit)	(7.4)	12.4	1.3	—	6.3
Equity income from subsidiaries	21.6	2.4	—	(24.0)	—
Net income	$9.9	$21.6	$2.4	$(24.0)	$9.9

Consolidating Balance Sheet
For Predecessor Mueller Group
September 30, 2005

	Issuer	Guarantor Companies(1)	Non- Guarantor Companies	Consolidating Eliminations	Consolidated
	(dollars in millions)
Assets
Cash and cash equivalents	$94.5	$(11.4)	$29.7	$—	$112.8
Receivables, net	—	143.6	33.8	—	177.4
Inventories	—	247.1	55.9	—	303.0
Deferred income taxes	—	27.7	—	—	27.7
Prepaid expenses	—	28.7	2.4	—	31.1
Total current assets	94.5	435.7	121.8	—	652.0
Property, plant and equipment, net	—	153.9	14.1	—	168.0
Deferred financing fees, net	29.0	—	—	—	29.0
Deferred income taxes	(4.1)	15.6	(0.6)	—	10.9
Other long-term assets	0.5	1.0	—	—	1.5
Identifiable intangibles, net	—	52.4	—	—	52.4
Goodwill	—	163.2	—	—	163.2
Investment in subsidiaires	1,190.1	42.4	—	(1,232.5)	—
Total assets	$1,310.0	$864.2	$135.3	$(1,232.5)	$1,077.0
Liabilities
Accounts payable	$10.0	$37.2	$16.1	$—	$63.3
Current portion of long-term debt	2.8	1.0	—	—	3.8
Accrued expenses	18.3	74.6	10.1	—	103.0
Total current liabilities	31.1	112.8	26.2	—	170.1
Intercompany accounts	410.9	(478.1)	67.2	—	—
Long-term debt	925.0	1.2	—	—	926.2
Accrued pension liability	—	—	—	—	37.7
Other long-term liabilities	1.5	38.2	(0.5)	—	1.5
Total liabilities	1,368.5	(325.9)	92.9	—	1,135.5
Shareholders’ equity
Total shareholders’ equity (deficit)	(58.5)	1,190.1	42.4	(1,232.5)	(58.5)
Total liabilities and shareholders’ equity (deficit)	$1,310.0	$864.2	$135.3	$(1,232.5)	$1,077.0

Consolidating Statement of Cash Flows
For Predecessor Mueller Group
For the Three Months Ended January 1, 2005

	Issuer	Guarantor Companies(1)	Non- Guarantor Companies	Consolidating Eliminations	Consolidated
	(dollars in millions)
Net cash provided by (used in) operating activities	$(11.9)	$17.2	$(4.8)	—	$0.5
Cash flows from investing activities
Capital expenditures	—	(4.2)	(0.5)	—	(4.7)
Net cash used in investing activities	—	(4.2)	(0.5)	—	(4.7)
Cash flows from financing activities
Book overdrafts	(0.7)	—	—	—	(0.7)
Intercompany change	10.0	(10.5)	0.5	—	—
Retirement of long-term debt, including capital leases	—	(0.3)	—	—	(0.3)
Net cash provided by (used in) financing activities	9.3	(10.8)	0.5	—	(1.0)
Effect of exchange rate changes on cash	—	—	0.9	—	0.9
Increase (decrease) in cash	(2.6)	2.2	(3.9)	—	(4.3)
Cash and cash equivalents
Beginning of period	49.8	(7.9)	18.6	—	60.5
End of period	$47.2	$(5.7)	$14.7	—	$56.2

(1)          Guarantors include the accounts of the following direct and indirect subsidiaries of Mueller Group, LLC:

Name	State of Incorporation
AnvilStar, LLC	Delaware
Anvil International, Inc.	Delaware
Henry Pratt Company	Delaware
Henry Pratt International Ltd	Delaware
Hersey Meters Co.	Delaware
Hydro Gate Acquisition Corp.	Delaware
James Jones Company	California
J.B. Smith Mfg. Co.	Oklahoma
Mueller Co.	Illinois
Mueller Service Co.	Delaware
Milliken Acquisition Corp.	Delaware
Mueller International, Inc.	Delaware
Mueller International, LLC	Delaware
Mueller International Finance, Inc.	Delaware
Mueller International Finance, LLC	Delaware

ITEM 2.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this report, each of the terms “Group,” the “Company,” “we,” “us” or “our” refers to Mueller Group, LLC and its subsidiaries, except where the context makes clear that the reference is only to Mueller Group, LLC itself, and is not inclusive of its subsidiaries.

Except as otherwise noted, we present all financial and operating data on a fiscal year and fiscal quarter basis. Our fiscal year ends on September 30, and our first fiscal quarter ends on December 31.

Overview

Organization

Mueller Group, LLC, (the “Company”) is a wholly-owned subsidiary of Mueller Water Products, Inc. (“Mueller Water”), a Delaware corporation. Mueller Water is the surviving corporation of the merger on February 2, 2006 of Mueller Water Products, LLC (Commission File Number:  333-116590) and Mueller Water Products Co-Issuer, Inc. with and into Mueller Holding Company, Inc., a Delaware corporation.

On October 3, 2005, through a series of transactions (the “Acquisition”), Walter Industries, Inc. (“Walter”), through a wholly-owned subsidiary, acquired all outstanding shares of capital stock of our parent company, Mueller Water Products, Inc. (“Predecessor Mueller Water”), which immediately was converted into Mueller Water Products, LLC, a Delaware limited liability company and contributed United States Pipe and Foundry Company, LLC, (“U.S. Pipe”), owned by Walter since 1969, to the acquired company’s wholly-owned subsidiary, Mueller Group, LLC (“Predecessor Mueller Group”). In accordance with generally accepted accounting principles, for accounting purposes U.S. Pipe is treated as the acquirer of Predecessor Mueller Group. Accordingly, effective October 3, 2005, U.S. Pipe’s basis of accounting is used for the Company and all historical financial data of the Company included in this report on Form 10-Q, is that of U.S. Pipe. The results of operations of Predecessor Mueller Group are included in the Consolidated Statements of Operations beginning October 3, 2005.

The Company was originally organized as United States Pipe and Foundry Company, Inc. (“Inc.”) and was a wholly-owned subsidiary of Walter Industries, Inc., a diversified New York Stock Exchange traded company (NYSE: WLT). On September 23, 2005, Inc. was dissolved and United States Pipe and Foundry Company, LLC was organized in the state of Alabama, and the operations of Inc. were conducted under the form of a limited liability company.

In December 2005, U.S. Pipe changed its fiscal year-end to September 30, which coincides with the fiscal year end of Predecessor Mueller Group. Beginning with the quarter ended December 31, 2005, the Company has three operating segments which are named after our leading brands in each segment: Mueller, U.S. Pipe, and Anvil.

Consistent with generally accepted accounting principles, the discussion of the Company’s results of operations for the three months ended December 31, 2005 includes the financial results of Predecessor Mueller Group for all but the first two days of the period.  The inclusion of these results, plus the continuing integration process, may render direct comparison with the results for prior periods less meaningful.  Accordingly, the discussion below addresses, where appropriate, trends that we believe are significant, separate and apart from the impact of the Acquisition.  Supplemental information with comparisons of the three months ended December 31, 2005 Statement of Operations data to the pro forma three months ended December 31, 2004 Statement of Operations data is provided below under the subheading “Supplemental Information—Results of Operations for the Three Months Ended December 31, 2005 Compared to Pro Forma Results of Operations for the Three Months Ended December 31, 2004.”

Business

We are a leading North American manufacturer of a broad range of water infrastructure and flow control products for use in water distribution networks, water and wastewater treatment facilities, gas distribution and piping systems. We manage our business and report operations through three operating segments, based largely on the products they sell and the markets they serve. Our segments are named after lead brands in each segment:

•       Mueller.   The Mueller segment produces and sells hydrants, valves and related products primarily to the water and wastewater infrastructure markets. Sales of our Mueller segment products are driven principally by spending on water and wastewater infrastructure upgrade, repair and replacement and new water and wastewater infrastructure. Subsequent to the Acquisition, U.S. Pipe transferred its valve and hydrant business to our Mueller segment. Mueller segment sales are estimated to be approximately 50% for new infrastructure, with the remainder for upgrade, repair and replacement. A significant portion of Mueller’s sales are made through its broad distributor network. For most of our Mueller segment products, which are sold through independent distributors, end-users choose the brand or establish product specifications. We believe our reputation for quality, extensive distributor relationships, installed base and coordinated marketing approach have helped our Mueller segment products to be “specified” as an approved product for use in most major metropolitan areas throughout the United States.

•       U.S. Pipe.   The U.S. Pipe segment produces and sells ductile iron pressure pipe, restraint joints and fittings and related products to the water infrastructure market. U.S. Pipe products are sold primarily to water works distributors, contractors, municipalities, private utilities and other governmental agencies. A substantial percentage of ductile iron pressure pipe orders result from contracts that are bid by contractors or directly issued by municipalities or private utilities. To support our customers’ inventory and delivery requirements, U.S. Pipe utilizes numerous storage depots throughout the country.

•       Anvil.   The Anvil segment produces, sources and sells pipe fittings, pipe hangers and pipe nipples and a variety of related products primarily to the commercial fire protection piping systems and HVAC applications market. Sales of our Anvil segment products are driven principally by spending on non-residential construction projects.

Developments and Trends

The Acquisition of Predecessor Mueller Water on October 3, 2005, as well as other developments, trends and factors may impact our future results including the following:

•       We have implemented price increases for Mueller segment products effective February 1, 2006, as planned.

•       As presented herein, the operating results from the Acquisition of Predecessor Mueller Group will be consolidated with those of U.S. Pipe’s results from October 3, 2005, the date of Acquisition.

•       In the quarter ended December 31, 2005, the Company, entered into the 2005 Mueller Credit Agreement. Proceeds of the 2005 Mueller Credit Agreement were approximately $1,053.4 million, net of approximately $21.6 million of underwriting fees and expenses which will be amortized over the life of the loans. The proceeds were used to refinance Predecessor Mueller Group’s 2004 Credit Facility (“2004 Mueller Credit Facility”), redeem Predecessor Mueller Group’s second priority senior secured floating rate notes, and finance the acquisition of Predecessor Mueller Group by Walter Industries. During the period subsequent to September 30, 2005, and prior to Walter Industries acquiring Predecessor Mueller Group on October 3, 2005, Predecessor Mueller Group expensed $18.4 million of deferred financing fees related to the 2004 Mueller Credit Facility and

$2.4 million of deferred financing fees related to the second priority senior secured floating rate notes.

•       In the period subsequent to September 30, 2005 and prior to Walter Industries acquiring Predecessor Mueller Group on October 3, 2005, Predecessor Mueller Group expensed transaction fees of approximately $20.1 million and transaction bonuses of $10.0 million. These fees were contingent upon completion of the sale of Predecessor Mueller Group to Walter Industries. Non-contingent fees and expenses of approximately $3.1 million were expensed by Predecessor Mueller Group during the fiscal year ended September 30, 2005.

•       We have initiated a synergy plan designed to streamline our manufacturing operations, add incremental volume through combining sales efforts for complementary products and create savings through a coordinated purchasing plan to reduce raw material and overall production costs. We expect that the full implementation of our synergy plan by early fiscal 2008 will produce approximately $25-$35 million of ongoing incremental annual operating income. These benefits could be substantially higher if additional production, purchasing and sales improvements are realized.

•       As part of the synergy plan, in October 2005 we announced and have initiated the closure of the U.S. Pipe Chattanooga, Tennessee plant and the transfer of the valve and hydrant production of that plant to our Mueller segment’s Chattanooga, Tennessee and Albertville, Alabama plants. The transfer of valve and hydrant production was completed in December 2005. The eventual closure of the U.S. Pipe Chattanooga, Tennessee plant will occur sometime in fiscal 2006. Total costs related to this plant closure are expected to be approximately $45.2 million, which will be expensed and included as a component of operating income in accordance with generally accepted accounting principles. Total costs recorded as components of operating income for the three months ended December 31, 2005 were $15.9 million charged to cost of sales related to inventory obsolescence and additional facility expenses and $24.1 million of restructuring costs primarily related to fixed asset impairments, severance and environmental costs. Additional costs of $5.2 million are expected to be expensed during the remainder of fiscal 2006 as a result of closing this facility.

•       As part of the synergy plan, on January 26, 2006, the Company announced the closure of the Henry Pratt (“Pratt”) valve manufacturing facility in Dixon, Illinois by the end of fiscal 2006. The process of transferring the Dixon plant’s operations to other Pratt facilities has begun. Severance costs associated with this plant closure of approximately $1.5 million will be allocated to goodwill. Costs associated with relocating equipment will be expensed as incurred. The Company has other plans that were formally identified prior to the Acquisition to rationalize facilities and substantial cash expenditures in the form of severance and new equipment may be required to implement these plans. Although certain expenditures related to future plant rationalizations are expected to qualify for purchase accounting treatment and are not expected to be charged to operations, all costs of future facility rationalizations may not qualify for purchase accounting treatment.

•       On February 3, 2006, Mueller Water filed a Registration Statement on Form S-1 with respect to the initial public offering its Common Stock. The filing was pursuant to the October 21, 2005 announcement by Walter Industries to initiate an initial public offering of equity securities and subsequent spin-off of Mueller Water.

•       In January 2005, the Company’s Mueller segment completed two acquisitions. On January 4, 2006, the Company acquired Hunt Industries, Inc. (“Hunt”) for $6.8 million in cash. Hunt is a manufacturer of meter pits and meter yokes, based in Murfreesboro, Tennessee, which are sold by our Mueller segment. On January 27, 2006, the Company acquired the operating assets of CCNE, L.L.C., a Connecticut-based manufacturer and seller of check valves to the water and wastewater treatment markets, for $8.8 million in cash. The CCNE assets will be operated by our Milliken Valve Company and Henry Pratt Company subsidiaries.

•       Mueller Water has announced its intention to enter into a tax allocation agreement (“Tax Allocation Agreement”) with Walter Industries in connection with the initial public offering of its Common Stock. Pursuant to the Tax Allocation Agreement, we and Walter Industries will make payments to each other such that, with respect to any period during which we are or were a member of the consolidated federal income tax group or any combined state or local income tax group with Walter Industries or any Walter Industries subsidiaries, the amount of taxes to be paid by us, or the amount of tax benefit to be refunded to us by Walter Industries, subject to certain adjustments, will be determined as though we were to file separate federal, state and local income tax returns as the common parent of an affiliated group of corporations filing combined, consolidated or unitary (as applicable) federal, state and local returns rather than a consolidated subsidiary of Walter Industries with respect to federal, state and local income taxes. With respect to our tax assets, our right to reimbursement from Walter Industries will be determined based on the usage of such tax assets by the Walter Industries consolidated federal income tax group or the combined, consolidated or unitary state or local income tax group. Walter Industries will continue to have all the rights of a parent of a consolidated group (and similar rights provided for by applicable state and local law with respect to a parent of a combined, consolidated or unitary group), will be the sole and exclusive agent for us in any and all matters relating to the combined, consolidated or unitary federal, state and local income tax liabilities of us, will have sole and exclusive responsibility for the preparation and filing of consolidated federal income and consolidated or combined state and local tax returns (or amended returns), and will have the power, in its sole discretion, to contest or compromise any asserted tax adjustment or deficiency and to file, litigate or compromise any claim for refund on behalf of us related to any such combined, consolidated or unitary (as applicable) federal, state or local tax return.

•       The Company has announced its intention to adopt a new 2006 stock incentive plan designed to promote our long-term growth and financial success by providing incentives to our employees, directors and consultants through grants of stock-based awards. The impact to net income for future grants has not yet been determined.

•       As of December 31, 2005, scrap metal costs for our U.S. Pipe segment declined 16% from their peak in 2004. Recently scrap costs have increased and are expected to remain elevated at least through March 2006. In addition, the price of brass ingot has increased by up to approximately 60% over the cost budgeted for brass ingot for fiscal year 2006.  If brass ingot pricing remains at current levels, production costs for our Mueller segment could increase, and there can be no assurance that any of this increase can be passed along to our customers.

Forward-Looking Statements

This report contains certain statements that may be deemed “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact are statements that could be deemed forward looking statements. In this context, forward-looking statements often address our future business and financial performance, and may be characterized by terminology such as “believe”, “anticipate”, “should”, “intend”, “plan”, “will”, “expects”, “estimates”, “projects”, “positioned”, “strategy”, and similar expressions. These statements are based on assumptions and assessments made by the Company’s management in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes to be appropriate. These forward looking statements are subject to a number of risks and uncertainties, including but not limited to: the Company’s ability to continue long-standing relationships with major customers; increased competition; demand for and market acceptance of new and existing products in the markets we serve; adverse changes in currency exchange rates or raw material prices, specifically steel scrap, steel pipe and brass ingot; unanticipated developments that could occur with respect to contingencies such as litigation, product liability exposures and environmental matters; the Company’s ability to integrate acquired businesses into its operations; and other risks and uncertainties that affect the manufacturing sector generally including, but not limited to, economic, political, governmental and technological factors affecting the Company’s operations, markets, products, services and prices. Any such forward looking statements are not guarantees of future performances and actual results, developments and business decisions may differ from those envisaged by such forward looking statements. These forward looking statements speak only as of the date of this Quarterly Report. The Company disclaims any duty to update any forward looking statement, all of which are expressly qualified by the foregoing Forward-Looking Statements.

Results of Operations

Three Months Ended December 31, 2005 As Compared to the Three Months Ended December 31, 2004

	Three months ended
	December 31, 2005		December 31, 2004		FY06 Q1 vs. FY05 Q1
		Percentage of net sales(1)		Percentage of net sales(1)	Increase/ (decrease)	Percentage increase/ (decrease)
	(dollars in millions)
Net sales
Mueller	$176.7	36.8%	$—	—%	$176.7
U.S. Pipe	171.1	35.6	130.3	100.0	40.8	31.3%
Anvil	132.6	27.6	—	—	132.6
Consolidated	$480.4	100.0	$130.3	100.0	$350.1
Gross profit
Mueller	$15.5	8.8	$—	—	$15.5
U.S. Pipe	9.1	5.3	12.7	9.7	(3.6)	(28.3)
Anvil	18.9	14.3	—	—	18.9
Consolidated	$43.5	9.1	$12.7	9.7	$30.8
Selling, general and administrative
Mueller	$19.3	10.9	$—	—	$19.3
U.S. Pipe	11.0	6.4	13.2	10.1	(2.2)	(16.7)
Anvil	20.4	15.4	—	—	20.4
Corporate	6.4	1.3	—	—	6.4
Consolidated	$57.1	11.9	$13.2	10.1	$43.9
Related party corporate charges
Mueller	$—	—	$—	—	$—
U.S. Pipe	1.8	1.1	1.9	1.5	(0.1)	(5.3)
Anvil	—	—	—	—	—
Consolidated	$1.8	0.4	$1.9	1.5	$(0.1)
Facility rationalization, restructuring and related costs
Mueller	$—	—	$—	—	$—
U.S. Pipe	24.1	14.1	—	—	24.1
Anvil	—	—	—	—	—
Consolidated	$24.1	5.0	$—	—	$24.1
Loss from operations
Mueller	$(3.8)	(2.2)	$—	—	$(3.8)
U.S. Pipe	(27.8)	(16.2)	(2.4)	(1.8)	(25.4)
Anvil	(1.5)	(1.1)	—	—	(1.5)
Corporate	(6.4)	(1.3)	—	—	(6.4)
Consolidated	$(39.5)	(8.2)	$(2.4)	(1.8)	$(37.1)
Interest expense arising from related party payable to Walter	$—	—	$(5.9)	(4.5)	$5.9
Interest expense, net of interest income	(28.1)	(5.8)	(0.1)	—	(28.0)
Loss before income taxes	(67.6)	(14.1)	(8.4)	(6.4)	(59.2)
Income tax expense (benefit)	(26.7)	(5.6)	1.1	0.8	(27.8)
Net loss	$(40.9)	(8.5)	$(9.5)	(7.3)	$(31.4)

(1)           Percentages are by segment, if applicable.

Net Sales.   Consolidated net sales for the three months ended December 31, 2005 were $480.4 million, an increase of $350.1 million from $130.3 million in the prior year period. The increase was primarily related to the October 3, 2005 Acquisition of Predecessor Mueller Group, which accounted for $309.3 million or approximately 88% of the overall increase.

Mueller segment net sales for the three months ended December 31, 2005 were $176.7 million.

U.S. Pipe segment net sales for the three months ended December 31, 2005 were $171.1 million, an increase of $40.8 million, or 31.3% from $130.3 million in the prior year period. This increase was driven primarily by improved volumes and pricing of ductile iron pipe sales.

Anvil segment net sales for the three months ended December 31, 2005 were $132.6 million.

Gross Profit.   Consolidated gross profit for the three months ended December 31, 2005 was $43.5 million, an increase of $30.8 million compared to $12.7 million in the prior year period. The Acquisition of Predecessor Mueller Group contributed $34.4 million of the increase. Included in cost of sales for the three months ended December 31, 2005 was $59.0 million of purchase accounting adjustments related to valuing inventory acquired in the Acquisition at fair value and $1.4 million of amortization expense related to intangible assets identified during the allocation of the Acquisition purchase price.

Mueller segment gross profit for the three months ended December 31, 2005 was $15.5 million. Included in cost of sales for the three months ended December 31, 2005 was $46.2 million of purchase accounting adjustments related to valuing inventory at fair value and $1.3 million of amortization expense related to intangible assets.

U.S. Pipe segment gross profit for the three months ended December 31, 2005 was $9.1 million, a decrease of $3.6 million, or 28.3%, compared to $12.7 million in the prior year period. Gross margin decreased to 5.3% in the current period compared to 9.7% in the prior year period. On October 26, 2005 the Company announced that the U.S. Pipe Chattanooga plant would be closed during fiscal 2006 and that production of the U.S. Pipe valves and hydrants would be transferred to the Mueller manufacturing facilities at Albertville, Alabama and Chattanooga, Tennessee. In addition to transferring production to Mueller facilities, the sales responsibility for U.S. Pipe valve and hydrant product sales was transferred to the Mueller segment. In conjunction with this transfer, it was determined that certain U.S. Pipe inventory would not ultimately be sold. As a result, inventory obsolescence write-offs of $10.7 million were recorded to cost of sales during the current period.

In addition, because of the plant closure process, current period actual production capacity at the U.S. Pipe Chattanooga facility was significantly lower than normal capacity, resulting in facility expenses of $5.2 million charged directly to cost of sales.

Excluding the charges for inventory write-offs of $10.7 million and facility expenses of $5.2 million, U.S. Pipe gross margins would have been $250.0 million, or 14.6% for the current period, compared to 9.7 % in the prior year period. This increase is primarily due to higher ductile iron pipe selling prices.

Anvil segment gross profit for the three months ended December 31, 2005 was $18.9 million. Included in cost of sales for the three months ended December 31, 2005 was $12.2 million of purchase accounting adjustments related to valuing inventory at fair value and $0.1 million of amortization expense related to intangible assets.

Selling, General & Administrative.   Consolidated expenses for the three months ended December 31, 2005 were $57.1 million, an increase of $43.9 million, compared to $13.2 million in the prior year period. The acquisition of Predecessor Mueller Group accounted for $46.1 million of the increase. Expenses as a percentage of net sales increased to 11.9% in the current period compared to 10.1% in the prior year period. Included in current period expenses were amortization expenses related to definite-lived intangibles of $5.2 million as a result of the Acquisition.

Mueller segment expenses for the three months ended December 31, 2005 were $19.3 million, including $4.6 million of amortization expense of definite-lived intangibles.

U.S. Pipe segment expenses for the three months ended December 31, 2005 were $11.0 million, compared to $13.2 million for the prior year period. As a percentage of net sales, expenses improved to 6.4% in the current period compared to 10.1% in the prior year period. Prior period costs included a $4.0 million environmental charge related to the Anniston, Alabama site (shut down in 2003), which was partially offset by higher management incentive accruals and increased outside sales commissions recorded in the current period.

Anvil segment expenses for the current period were $20.4 million, including $0.6 million of amortization expense of definite-lived intangibles.

Corporate segment expenses for the current period were $6.4 million.

Related Party Corporate Charges.   Certain costs incurred by Walter such as insurance, executive salaries, professional service fees, human resources, transportation, and other centralized business functions are allocated to its subsidiaries. Costs incurred by Walter that cannot be directly attributed to its subsidiaries are allocated to them based on estimated annual revenues.

Facility Rationalization, Restructuring and Related Costs.   The Company expensed $24.1 million of restructuring costs for the three months ended December 31, 2005 related to the closure of the U.S. Pipe Chattanooga, Tennessee plant. These costs are comprised of fixed asset impairments of $19.0 million, severance for terminated hourly and salaried employees of $3.0 million, and environmental costs of $2.1 million, primarily related to landfill closure and required site clean-up costs. The Company expects to expense additional closure costs of $5.2 million in future periods, when allowable under generally accepted accounting principles.

Interest Expense Arising from Related Party Payable to Walter.   Interest expense was allocated to the Company up to the date of the Acquisition based upon the outstanding balance of the intercompany note. The intercompany note to Walter of $443.6 million was  forgiven. There was no intercompany interest expense for the three months ended December 31, 2005 and $5.9 million for the three months ended December 31, 2004.

Interest Expense, Net of Interest Income.   Interest expense, net of interest income, for the current period was $28.1 million and includes $25.2 million of contractual interest expense on the $1,050.0 million senior secured term loan entered into on October 3, 2005, and the 10% Senior Subordinated Notes assumed by the Company as part of the October 3, 2005 Acquisition; $2.5 million in commitment fees for a bridge loan which were expensed at the expiration of the bridge loan period during the current period and $1.1 million of amortization of deferred financing fees, partially offset by $0.4 million of gains on interest rate swaps and $0.3 million of interest income earned on unrestricted cash balances for the current period.

Income Tax Expense (Benefit).   The provision for income taxes for the current period was a benefit of $26.7 million as compared to an expense of $1.1 million in the prior year period. The effective tax rates for the first quarter of 2006 was 39.5%. The effective tax rate  for the first quarter of 2005 was (13.1%). The negative tax rate was due to reducing a valuation allowance on state deferred tax assets.

Supplemental Information—Results of Operations for the Three Months Ended December 31, 2005 Compared to Pro Forma Results of Operations for the Three Months Ended December 31, 2004

The unaudited pro forma results of operations for the three months ended December 31, 2004 is presented as if the Acquisition of Predecessor Mueller Group and borrowings under the 2005 Mueller Credit Agreement had taken place on October 1, 2004 and were carried forward through December 31, 2004.

Pro Forma Results of Operations

Actual Three Months Ended December 31, 2005 As Compared to the Pro FormaThree Months Ended December 31, 2004

	Three months ended
	Actual December 31, 2005		Pro Forma December 31, 2004		Actual FY06 Q1 vs. Pro FormaFY05 Q1
		Percentage of net sales(1)		Percentage of net sales(1)	Increase/ (decrease)	Percentage increase/ (decrease)
	(dollars in millions)
Net sales
Mueller	$176.7	36.8%	$138.6	35.9%	$38.1	27.5%
U.S. Pipe	171.1	35.6	130.3	33.7	40.8	31.3
Anvil	132.6	27.6	117.5	30.4	15.1	12.9
Consolidated	$480.4	100.0	$386.4	100.0	$94.0	24.3
Gross profit
Mueller	$15.5	8.8	$43.1	31.1	$(27.6)	(64.0)
U.S. Pipe	9.1	5.3	12.7	9.7	(3.6)	(28.3)
Anvil	18.9	14.3	30.3	25.8	(11.4)	(37.6)
Consolidated	$43.5	9.1	$86.1	22.3	$(42.6)	(49.5)
Selling, general and administrative
Mueller	$19.3	10.9	$21.0	15.2	$(1.7)	(8.1)
U.S. Pipe	11.0	6.4	13.2	10.1	(2.2)	(16.7)
Anvil	20.4	15.4	20.0	17.0	0.4	2.0
Corporate	6.4	1.3	5.8	1.5	0.6	10.3
Consolidated	$57.1	11.9	$60.0	15.5	$(2.9)	(4.8)
Related party corporate charges
Mueller	$—	—	$—	—	$—
U.S. Pipe	1.8	1.1	1.9	1.5	(0.1)	(5.3)
Anvil	—	—	—	—	—
Consolidated	$1.8	0.4	$1.9	0.5	$(0.1)	(5.3)
Facility rationalization, restructuring and related costs
Mueller	$—	—	$0.1	—	$(0.1)
U.S. Pipe	24.1	14.1	—	—	24.1
Anvil	—	—	—	—	—
Consolidated	$24.1	5.0	$0.1	—	$24.0
Income (loss) from operations
Mueller	$(3.8)	(2.2)	$22.0	15.9	$(25.8)
U.S. Pipe	(27.8)	(16.2)	(2.4)	(1.8)	(25.4)
Anvil	(1.5)	(1.1)	10.3	8.8	(11.8)
Corporate	(6.4)	(1.3)	(5.8)	(1.5)	(0.6)	(10.3)
Consolidated	$(39.5)	(8.2)	$24.1	6.2	$(63.6)
Interest expense, net of interest income	(28.1)	(5.8)	(31.1)	(8.1)	3.0
Loss before income taxes	(67.6)	(14.1)	(7.0)	(1.8)	(60.6)
Income tax benefit	(26.7)	(5.6)	(1.4)	(0.4)	(25.3)
Net loss	$(40.9)	(8.5)	$(8.4)	(2.2)	$(32.5)

(1)           Percentages are by segment, if applicable.

Management’s discussion below reflects its analysis of the pro forma data presented above. Management believes that the pro forma comparisons will assist in understanding trends in the Company’s business in the factors that management considers critical to assessing the Company’s operating and financial performance.

Net Sales.   Consolidated net sales for the three months ended December 31, 2005 were $480.4 million, an increase of $94.0 million from $386.4 million in the prior year period.

Mueller segment net sales for the three months ended December 31, 2005 were $176.7 million, an increase of $38.1 million, or 27.5% from $138.6 million in the prior year period. This increase was primarily driven by higher pricing and volumes in hydrants and water valves.

U.S. Pipe segment net sales for the three months ended December 31, 2005 were $171.1 million, an increase of $40.8 million, or 31.3% from $130.3 million in the prior year period. This increase was driven primarily by improved volumes and pricing of ductile iron pipe sales.

Anvil segment net sales for the three months ended December 31, 2005 were $132.6 million, an increase of $15.1 million, or 12.9% from $117.5 million in the prior year period. This increase was primarily the result of continued strength in the oilfield and mechanical markets for grooved and hanger products and growth in the sales of foreign-sourced products. Price increases implemented in late fiscal 2005 also had a positive impact, and the strength of the Canadian dollar, relative to the U.S. dollar, assisted in increasing sales in Canada.

Gross Profit.   Consolidated gross profit for the three months ended December 31, 2005 was $43.5 million, a decrease of $42.6 million compared to $86.1 million in the prior year period. Included in cost of sales for the three months ended December 31, 2005 was $58.4 million of purchase accounting adjustments related to valuing inventory acquired in the Acquisition at fair value.

Mueller segment gross profit for the three months ended December 31, 2005 was $15.5 million, a decrease of $27.6 million, or 64.0% from $43.1 million in the prior year period. Gross margin decreased to 8.8% in the current period compared to 31.1% in the prior year period. The current period includes $46.2 million related to the amortization expense resulting from the purchase accounting adjustment to increase acquired inventories to fair value on the date of acquisition. Excluding the effects of this inventory amortization, gross profit would have been $58.7 million and gross margin would have been 33.2% compared to 31.1% in the prior year period. This increase was primarily due to higher pricing and volumes, particularly in hydrants and water valves.

U.S. Pipe segment gross profit for the three months ended December 31, 2005 was $9.1 million, a decrease of $3.6 million, or 28.3%, compared to $12.7 million in the prior year period. Gross margin decreased to 5.3% in the current period compared to 9.7% in the prior year period. On October 26, 2005 the Company announced that the U.S. Pipe Chattanooga plant would be closed during fiscal 2006 and that production of the U.S. Pipe valves and hydrants would be transferred to the Mueller manufacturing facilities at Albertville, Alabama and Chattanooga, Tennessee. In addition to transferring production to Mueller facilities, the sales responsibility for U.S. Pipe valve and hydrant product sales was transferred to the Mueller segment. In conjunction with this transfer, it was determined that certain U.S. Pipe inventory would not ultimately be sold. As a result, inventory obsolescence write-offs of $10.7 million were recorded to cost of sales during the current period.

In addition, because of the plant closure process, current period actual production capacity at the U.S. Pipe Chattanooga facility was significantly lower than normal capacity, resulting in facility expenses of $5.2 million charged directly to cost of sales.

Excluding the charges for inventory write-offs of $10.7 million and facility expenses of $5.2 million, U.S. Pipe gross margins would have been $25.0 million, or 14.6% for the current period, compared to 9.7 % in the prior year period. This increase is primarily due to higher ductile iron pipe selling prices.

Anvil segment gross profit for the three months ended December 31, 2005 was $18.9 million, a decrease of $11.4 million, or 37.6%, compared to $30.3 million in the prior year period. The current period includes $12.2 million related to the amortization expense resulting from the purchase accounting adjustment to increase acquired inventories to fair value on the date of acquisition. Excluding the effects of this inventory amortization, gross profit would have been $31.1 million and gross margin would have been 23.5% compared to 25.8% in the prior year period.

Selling, General & Administrative.   Consolidated expenses for the three months ended December 31, 2005 were $57.1 million, a decrease of $2.9 million, compared to $60.0 million in the prior year period. Expenses as a percentage of net sales improved to 11.9% in the current period compared to 15.5% in the prior year period.

Mueller segment expenses for the three months ended December 31, 2005 were $19.3 million, a decrease of $1.7 million, or 8.1%, compared to $21.0 million in the prior year period. Expenses as a percentage of net sales improved to 10.9% in the current period compared to 15.2% in the prior year period.

U.S. Pipe segment expenses for the three months ended December 31, 2005 were $11.0 million, compared to $13.2 million for the prior year period. As a percentage of net sales, expenses improved to 6.4% in the current period compared to 10.1% in the prior year period. Prior period costs included a $4.0 million environmental charge related to the Anniston, Alabama site (shut down in 2003), which were partially offset by higher management incentive accruals and increased outside sales commissions recorded in the current period.

Anvil segment expenses for the current period were $20.4 million, an increase of $0.4 million, or 2.0%, compared to $20.0 million in the prior year period. Expenses as a percentage of net sales improved to 15.4% in the current period compared to 17.0% in the prior year period.

Corporate segment expenses for the current period were $6.4 million, an increase of $0.6 million compared to $5.8 million in the prior year period.

Related Party Corporate Charges.   Certain costs incurred by Walter such as insurance, executive salaries, professional service fees, human resources, transportation, and other centralized business functions are allocated to its subsidiaries.  Costs incurred by Walter that cannot be directly attributed to its subsidiaries are allocated to them based on estimated annual revenues.

Facility Rationalization, Restructuring and Related Costs.   The Company expensed $24.1 million of restructuring costs for the three months ended December 31, 2005, related to the closure of the U.S. Pipe Chattanooga, Tennessee plant. These costs are comprised of fixed asset impairments of $19.0 million, severance for terminated hourly and salaried employees of $3.0 million, and environmental costs of $2.1 million, primarily related to landfill closure and required site clean-up costs. The Company expects to expense additional closure costs of $5.2 million in future periods, when allowable under generally accepted accounting principles. The Company expensed $0.1 million for the three months ended December 31, 2004, for severance related to the closure of a Mueller segment manufacturing facility in Colorado.

Interest Expense, Net of Interest Income.   Interest expense, net of interest income, for the current period was $28.1 million and includes $25.2 million of contractual interest expense on the $1,050.0 million senior secured term loan entered into on October 3, 2005, and the 10% Senior Subordinated Notes assumed by the Company as part of the October 3, 2005 Acquisition; $2.5 million in commitment fees for a bridge loan which were expensed at the expiration of the bridge loan period during the current period and $1.1 million of amortization of deferred financing fees, partially offset by $0.4 million of gains on interest rate swaps and $0.3 million of interest income earned on unrestricted cash balances for the period. Interest expense, net of interest income, for the prior year period was $31.1 million. The decrease is primarily due to the inclusion in the prior year period of $5.9 million of interest expense arising from a related party payable to Walter.

Financial Condition

Cash and cash equivalents increased from zero at September 30, 2005 to $63.5 million at December 31, 2005, reflecting $74.9 million in cash flows provided by operations and $24.6 million in cash flows provided by financing activities, offset by $36.0 million of cash flows used in investing activities. At September 30, 2005, U.S. Pipe was a wholly-owned subsidiary of Walter and all of its net cash activity was transferred into Walter’s concentrated cash management system on a daily basis.

Net receivables, consisting principally of trade receivables, were $267.0 million at December 31, 2005, an increase of $148.5 million from September 30, 2005. The Acquisition accounted for an increase of $161.9 million, partially offset by a $13.4 million decrease for the U.S. Pipe segment, primarily due to lower U.S. Pipe sales levels in  the quarter ended December 31, 2005 compared to the quarter ended September 30, 2005.

Inventories were $429.1 million at December 31, 2005, an increase of $281.9 million from September 30, 2005. The Acquisition accounted for an increase of $373.2 million, partially offset by reducing acquired inventory during the period by $62.2 million and a $29.1 million decrease for the U.S. Pipe segment, primarily due to reductions in pipe, valve, and hydrant inventories and a $10.7 million inventory obsolescence write-down identified with the closure of the U.S. Pipe Chattanooga plant.

Current deferred income taxes, net, were $58.8 million at December 31, 2005, an increase of $47.7 million from September 30, 2005. The Acquisition accounted for $29.4 million of the increase. The remainder of the increase was primarily due to $15.8 million of accrued expenses not currently deductible.

Prepaid expenses, consisting principally of maintenance supplies and tooling parts and prepaid insurance premiums, were $32.1 million at December 31, 2005, an increase of $30.6 million from September 30, 2005. The Acquisition accounted for $31.1 million of the increase.

Property, plant and equipment was $344.8 million at December 31, 2005, an increase of $195.6 million from September 30, 2005, primarily due to the Acquisition ($212.9 million) and capital expenditures ($16.0 million), partially offset by fixed assets impairments resulting from the U.S. Pipe Chattanooga plant closure ($17.8 million) and depreciation expense ($17.1 million).

Deferred financing fees, net, were $28.8 million at December 31, 2005. There were no deferred financing fees at September 30, 2005. All fees are related to the 2005 Mueller Credit Agreement entered into in conjunction with the October 3, 2005 Acquisition and the existing 10% Senior Subordinated Notes at Predecessor Mueller Group that were assumed as part of the Acquisition.

Due from Walter affiliate was $20.0 million at December 31, 2005, representing a $20.0 million note receivable for cash contributed to Walter by the Company subsequent to the Acquisition.  There was no such amount at September 30, 2005.

Identifiable intangibles, net, were $849.3 million at December 31, 2005. There were no such intangibles at September 30, 2005. Certain intangibles were identified during the allocation of the purchase of the Acquisition: (a) indefinite-lived intangible assets consisting of trade names and trademarks of $403.0 million; and (b) definite-lived intangible assets consisting of customer relationships of $396.6 million and technology of $56.3 million. Amortization expense resulting from definite-lived assets for the three months ended December 31, 2005 was $6.6 million.

Goodwill was $718.5 million at December 31, 2005, an increase of $660.1 million from September 30, 2005. This increase represents goodwill identified during the allocation of the purchase price of the Acquisition.

Accounts payable were $105.9 million at December 31, 2005, an increase of $53.4 million from September 30, 2005. The Acquisition accounted for $47.3 million of the increase.

Accrued expenses were $105.1 million at December 31, 2005, an increase of $70.4 million compared to September 30, 2005. The Acquisition accounted for $67.3 million of the increase. The remainder of the increase was primarily due to the addition of accrued restructuring of $3.8 million related to the U.S. Pipe Chattanooga plant closure.

Long-term debt, including the current portion, was $1,382.9 million at December 31, 2005. There was no debt payable to non-affiliates at September 30, 2005. All debt amounts are related to the 2005 Mueller Credit Agreement entered into in conjunction with the October 3, 2005 Acquisition and existing notes and capital leases at Predecessor Mueller Group that were assumed as part of the Acquisition.

Payable to parent, Walter, was $2.6 million at December 31, 2005 compared to $443.6 million at September 30, 2005. In conjunction with the contribution of U.S. Pipe to the Company at October 3, 2005, the intercompany balance was forgiven. The remaining payable represents certain costs incurred by Walter which benefited the Company and are required to be settled in cash.

Accrued pension liability, net increased $43.6 million to $97.2 million at December 31, 2005. The Acquisition accounted for an increase of $41.4 million.

Non-current deferred income taxes, net, were $312.0 million at December 31, 2005, an increase of $321.5 million compared to September 30, 2005. The Acquisition accounted for $301.3 million of the increase. The remainder of the increase was primarily due to $20.0 million of accrued expense not currently deductible.

Statement of Cash Flows

Historically, our financing requirements have been funded primarily through cash generated by operating activities and borrowings under our revolving credit facility. From time to time, we have also raised additional funds through term debt offerings.

Cash flows from operating activities.   Net cash provided by operations was $74.9 million for the first three months of 2006, compared to net cash provided of $21.5 million for the first three months of 2005. The difference was due primarily to the Acquisition.

Cash flows used in investing activities.   In the first three months of 2006 we had net cash used in investing activities of $36.0 million compared to net cash used in the first three months of 2005 of $20.4 million.

Cash flows from financing activities.   Net cash provided by financing activities was $24.6 million for the first three months of 2006, compared to net cash used in the first three months of 2005 of $1.2 million.

Liquidity and Capital Resources

Our principal sources of liquidity have been, and are expected to be, cash flow from operations and borrowings under the 2005 Mueller Credit Agreement. Our principal uses of cash will be debt service requirements as described below, capital expenditures, working capital requirements, dividends to our parent, Mueller Water, to finance our cash needs and possible acquisitions.

Debt Service

As of December 31, 2005, we had: (a) total consolidated indebtedness of approximately $1,382.9 million; and (b) approximately $113.9 million of borrowings available under the revolver portion of the 2005 Mueller Credit Agreement, subject to customary conditions. As of December 31, 2005, the Company had $31.1 million in letters of credit outstanding under the 2005 Mueller Credit Agreement, which reduces availability for borrowings thereunder. The significant debt service obligations under the credit facility and indentures could have material consequences to our security holders. Our key financial covenants are dependent on attaining certain levels of EBITDA, as defined in the respective debt arrangements. The most restrictive covenant in effect at December 31, 2005 related to a leverage ratio, as defined in the 2005 Mueller Credit Agreement, which required approximately $237.0 million of EBITDA over the trailing twelve months, based on net debt outstanding at December 31, 2005. We were in compliance with this covenant at December 31, 2005.

2005 Mueller Credit Agreement:   On October 3, 2005, the Company entered into a credit agreement (the “2005 Mueller Credit Agreement”) consisting of a $145 million senior secured revolving credit facility maturing in October 2010 (the “2005 Mueller Revolving Credit Facility”) and a $1,050 million senior secured term loan maturing in October 2012 (the “2005 Mueller Term Loan”). The 2005 Mueller Credit Agreement is a secured obligation of the Company and substantially all of its wholly-owned domestic subsidiaries, including U.S. Pipe. The 2005 Mueller Term Loan requires quarterly principal payments of $2.6 million through October 3, 2012, at which point in time the remaining principal outstanding is due. The commitment fee on the unused portion of the 2005 Mueller Revolving Credit Facility is 0.50% and the interest rate is a floating interest rate of 2.5% over LIBOR. The 2005 Mueller Term Loan carries a floating interest rate of 2.25% over LIBOR.

Proceeds from the 2005 Mueller Credit Agreement were $1,053.4 million, net of $21.6 million of underwriting fees and expenses which will be amortized over the life of the loans. The proceeds were used to finance the acquisition of our parent, Predecessor Mueller Water by Walter and to refinance existing indebtedness.

The 2005 Mueller Credit Agreement contains customary events of default and covenants, including covenants that restrict the ability of the Company and certain of its subsidiaries to incur certain additional indebtedness, pay dividends, create or permit liens on assets, engage in mergers or consolidations, and certain restrictive financial covenants.

On January 24, 2006, the Company entered into an Amendment No. 1 (the “First Amendment”) to the 2005 Credit Agreement. The First Amendment removes the requirement that the Company and its subsidiaries change their fiscal year end to December 31 and, in the event of an initial public offering of the Company, provides the ability for the Company to pay up to $8.5 million in cash dividends to Mueller Water for further distribution to Mueller Water’s shareholders. Mueller Water is a wholly-owned subsidiary of Walter.

The debt instruments described below were liabilities of Predecessor Mueller prior to the Acquisition on October 3, 2005 and continue as liabilities of the Company subsequent to the Acquisition.

10% Senior Subordinated Notes:   On April 23, 2004, the Company issued $315 million principal face amount of 10% senior subordinated notes due 2012. The senior subordinated notes are guaranteed by each of the Company’s existing domestic restricted subsidiaries. The subordinated notes contain customary covenants and events of default, including covenants that limit the Company’s ability to incur debt, pay dividends and make investments.

On October 4, 2005, the Company notified the holders of the subordinated notes that the Acquisition was a change in control and that, as a result, the holders had a right to cause the Company to repurchase their senior subordinated notes on or before 5:00 p.m. eastern standard time, on November 4, 2005 at a price of 101% of the principal face amount of such notes. The change of control offer expired at 5:00 p.m. eastern standard time, on November 6, 2005, with no subordinated notes being validly tendered and not withdrawn and, accordingly, no subordinated notes were purchased pursuant to the change of control offer.

Capital Expenditures

The 2005 Mueller Credit Agreement contains restrictions on our ability to make capital expenditures. Based on current estimates, management believes that the amount of capital expenditures permitted to be made under the senior credit facility will be adequate to maintain the properties and business of our continuing operations.

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

As disclosed in Mueller Water’s Registration Statement on Form S-1 filed on February 3, 2006 with the Securities and Exchange Commission, we anticipate using the net proceeds from the public offering of Mueller Water’s Common Stock, as well as any proceeds received from any exercise of the underwriters’ option to purchase additional shares of Common Stock, to repay certain of our indebtedness, including a portion of the Company’s term loan under the 2005 Mueller Credit Agreement and a portion of the Company’s 10% senior subordinated notes due 2012 and for general corporate purposes.

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

We utilize letters of credit and surety bonds in the ordinary course of business to ensure our performance of contractual obligations. As of December 31, 2005, we had $31.1 million of letters of credit and $23.3 million of surety bonds outstanding.

Contractual Obligations

Our contractual obligations as of December 31, 2005:

Payments Due by Period

Contractual Obligations	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years	Total
	(dollars in millions)
Long-term debt
Principal on long-term debt	$10.5	$21.0	$21.0	$1,309.9	$1,362.4
Interest on long-term debt(1)	103.4	204.6	201.6	161.4	671.0
Capital lease obligations	1.0	1.2	0.1	—	2.3
Operating leases	9.0	9.5	3.2	3.1	24.8
Unconditional purchase obligations(2)	21.3	0.7	—	—	22.0
Other long-term obligations(3)	—	—	—	—	—
Total contractual cash obligations	$145.2	$237.0	$225.9	$1,474.4	$2,082.5

(1)          Interest on the senior credit facility is calculated using LIBOR of 4.54%, the rate in effect on December 31, 2005. Each increase or decrease in LIBOR of 0.125% would result in an increase or decrease in annual interest on the senior credit facility and secured notes of $1.3 million. Because the interest rate under the senior credit facility will be variable, actual payments may differ. Interest does not include payments that could be required under our interest-rate swap agreements, which payments will depend upon movements in interest rates and could vary significantly. The payments due on the existing interest rate swaps are estimated to be approximately $4.9 million, net of LIBOR interest calculated at 4.54% received from counterparties.

(2)          Includes contractual obligations for purchases of raw materials and capital expenditures.

(3)          Excludes the deferred payment portion of the purchase price for Star Pipe, Inc. (“Star”), purchased by Predecessor Mueller Group on January 15, 2004. The Star purchase price is subject to adjustment to reflect, among other things, a deferred payment to be made by us to the extent that the gross profit of the business exceeds the target gross profit from February 1, 2004 to January 31, 2007. Although the maximum amount payable is $23.0 million, we estimate that the total deferred payment will be approximately $3.0 million to $6.0 million. This calculation of the potential Star purchase price adjustment is based on management’s best estimate; however, the actual adjustment may be materially different.

Effect of Inflation; Seasonality

We do not believe that general inflation (except for scrap steel, brass ingot and steel pipe) has had a material impact on our financial position or results of operations.

Our business is dependent upon the construction industry, which is very seasonal due to the impact of winter or wet weather conditions. Our net sales and operating income have historically been lowest, and our working capital needs have been highest, in the three month periods ending around December 31 and March 31, when the northern United States and all of Canada generally face weather that restricts significant construction activity and we build working capital in anticipation of the peak construction season, during which time our working capital needs tend to be reduced.

Critical Accounting Policies

Our significant accounting policies include those of U.S. Pipe and Predecessor Mueller Group. While all significant accounting policies are important to our consolidated financial statements, some of these policies may be viewed as being critical. Such policies are those that are both most important to the portrayal of our financial condition and require our most difficult, subjective and complex estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingent assets and liabilities. These estimates are based upon our historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Our actual results may differ from these estimates under different assumptions or conditions. We believe our most critical accounting policies are as follows:

Pensions

We sponsor a number of defined benefit retirement plans. We record annual amounts relating to these plans based on calculations specified by accounting principles generally accepted in the United States of America, which include various actuarial assumptions including the following:

U.S. Pipe

	Pension Benefits		Other Benefits
	September 30, 2005	December 31, 2004	September 30, 2005	December 31, 2004
Weighted-average assumptions used to determine benefit obligations:
Discount rate	5.0%	6.0%	5.0%	6.0%
Rate of compensation increase	3.5%	3.5%	—	—
Weighted-average assumptions used to determine net periodic costs:
Discount rate:	6.0%	6.4%	6.0%	6.4%
Expected return on plan assets	8.9%	8.9%	—	—
Rate of compensation increase	3.5%	3.5%	—	—
Assumed health care cost trend rates:
Health care cost trend rate assumed for next year	—	—	10.0%	10.0%
Rate to which cost trend rate is assumed to decline (the ultimate trend rate)	—	—	5.0%	5.0%
Year that the rate reaches the ultimate trend rate	—	—	2010	2009

The discount rate used to determine pension expense was decreased to 6.0% for 2005 from 6.4% used in 2004. The discount rate is based on a proprietary bond defeasance model designed by the plans’ investment consultant to create a portfolio of high quality corporate bonds which, if invested on the measurement date, would provide the necessary future cash flows to pay accumulated benefits when due. The premise of the model is that annual benefit obligations are funded from the cash flows generated from periodic bond coupon payments, principal maturities and the interest on excess cash flows, i.e. carry forward balances.

The model uses a statistical program to determine the optimal mix of securities to offset benefit obligations. The model is populated with an array of Moody’s Aa-rated corporate fixed income securities that are actively traded in the bond market on the measurement date. None of the securities used in the model had embedded call, put or convertible features, and none were structured with par paydowns or deferred income streams. All of the securities in the model are considered appropriate for the analysis as they are diversified by maturity date and issuer and offer predictable cash flow streams. For diversification purposes, the model was constrained to purchasing no more than 20% of any outstanding issuance. Carry forward interest is credited at a rate determined by adding the appropriate implied forward Treasury yield to the Aa-rated credit spread as of the measurement date.

The expected return on plan assets was based on U.S. Pipe’s expectation of the long-term average rate of return on assets in the pension funds, which was modeled based on the current and projected asset mix of the funds and considering the historical returns earned on the type of assets in the funds. We will review our actuarial assumptions on an annual basis and make modifications to the assumptions based on current rates and trends when appropriate. As required by U.S. GAAP, the effects of the modifications are amortized over future periods.

Assumed health care cost trends, discount rates, expected return on plan assets and salary increases have a significant effect on the amounts reported for the pension plans and health care plans. A one-percentage-point change in the rate for each of these assumptions would have the following effects:

	1-Percentage Point Increase	1-Percentage Point Decrease
	(dollars in millions)
Discount rate:
Effect on pension service and interest cost components	$(0.2)	$0.2
Effect on pension benefit obligation	(24.5)	29.8
Effect on current year pension expense	(1.5)	1.8
Expected return on plan assets:
Effect on current year pension expense	(1.2)	1.2
Rate of compensation increase:
Effect on pension service and interest cost components	0.3	(0.3)
Effect on pension benefit obligation	2.8	(2.4)
Effect on current year pension expense	0.6	(0.5)

Among the items affecting U.S. Pipe’s net accrued retirement pension benefits were additional minimum pension liabilities recognized in 2005, which primarily resulted from a further decline in the average discount rate from 6.0% to 5.0%. As a result, the net accrued benefit was increased by $24.1 million and accumulated other comprehensive loss (a component of equity) was increased by a similar amount, net of a tax benefit of $8.2 million. Depending on future plan asset performances and interest rates, additional adjustments to our net accrued benefit and equity may be required.

Predecessor Mueller Group

	Pension
	At September 30,
	2005	2004
Weighted-Average Assumptions used to determine benefit obligations:
Discount rate	5.2%	5.8%
Rate of compensation increase	3.5%	3.5%
Weighted-Average Assumptions used to determine net periodic costs:
Discount rate:	5.8%	6.0%
Expected return on plan assets	7.9%	7.9%
Rate of compensation increase	3.5%	3.5%

The discount rate used to determine pension expense was decreased to 5.8% for 2005 from 6.0% used in 2004. The rate of return on plan assets used to determine pension expense is 7.9% for both 2005 and 2004. The discount rate is based on a model portfolio of Aa-rated bonds with a maturity matched to the estimated payouts of future pension benefits. The expected return on plan assets is based on Predecessor Mueller Group’s expectation of the long-term average rate of return on assets in the pension funds, which was modeled based on the current and projected asset mix of the funds and considering the historical returns earned on the type of assets in the funds. We will review the actuarial assumptions on an annual basis and make modifications to the assumptions based on current rates and trends when appropriate. As required by U.S. GAAP, the effects of the modifications are amortized over future periods.

Assumed discount rates, expected return on plan assets and salary increases have a significant effect on the amounts reported for the pension plans. A one-percentage-point change in the rate for each of these assumptions would have the following effects:

	1-Percentage Point Increase	1-Percentage Point Decrease
	(dollars in millions)
Discount rate:
Effect on pension service and interest cost components	$(0.1)	$—
Effect on pension benefit obligation	$(12.4)	$14.0
Effect on current year pension expense	$(1.2)	$1.2
Expected return on plan assets:
Effect on current year pension expense	$(0.8)	$0.8
Rate of compensation increase:
Effect on pension service and interest cost components	—	—
Effect on pension benefit obligation	$0.3	$(0.3)
Effect on current year pension expense	$0.1	$—

Among the items affecting our net accrued retirement pension benefits were additional minimum pension liabilities recognized in 2005, which primarily resulted from a further decline in the average discount rate from 5.8% to 5.2%. As a result, the net accrued benefit was increased by $2.8 million and accumulated other comprehensive earnings (a component of equity) was reduced by a similar amount, net of a tax benefit of $1.1 million. Depending on future plan asset performance and interest rates, additional adjustments to our net accrued benefit and equity may be required.

Workers’ Compensation

We are self-insured for workers’ compensation benefits for work-related injuries. Liabilities, including those related to claims incurred but not reported, are recorded principally using annual valuations based on discounted future expected payments and using historical data or combined insurance industry data when historical data is limited. Pursuant to the terms of the Tyco Purchase Agreement, Predecessor Mueller Group is indemnified by Tyco for all liabilities that occurred prior to August 16, 1999. Workers’ compensation liabilities were as follows:

	December 31, 2005	September 30, 2005
	(dollars in millions)
Undiscounted aggregated estimated claims to be paid	$27.0	$14.4
Workers’ compensation liability recorded on a discounted basis	$22.8	$11.9

A one-percentage-point increase in the discount rate on the discounted claims liability would decrease the liability by $0.1 million, while a one-percentage-point decrease in the discount rate would increase the liability by $0.1 million.

Litigation, Investigations and Claims

We are involved in litigation, investigations, and claims arising out of the normal conduct of our business, including those relating to commercial transactions, as well as environmental, health and safety matters. We estimate and accrue liabilities resulting from such matters based on a variety of factors, including outstanding legal claims and proposed settlements; assessments by internal counsel of pending or threatened litigation; and assessments of potential environmental liabilities and remediation costs. We believe we have adequately accrued for these potential liabilities; however, facts and circumstances may change and could cause the actual liability to exceed the estimates, or that may require adjustments to the recorded liability balances in the future.

Revenue Recognition

We recognize revenue based on the recognition criteria set forth in the Securities and Exchange Commission’s Staff Accounting Bulletin 104 “Revenue Recognition in Financial Statements,” which is when delivery of a product has occurred and there is persuasive evidence of a sales arrangement, sales prices are fixed and determinable, and collectibility from the customers is reasonably assured. Revenue from the sale of products is recognized when title passes upon delivery to the customer. Sales are recorded net of cash discounts and rebates.

Receivables

Receivables relate primarily to customers located in North America. To reduce credit risk, we perform credit investigations prior to accepting an order and, when necessary, require letters of credit to insure payment.

Our estimate for uncollectible accounts receivable is based, in large part, upon judgments and estimates of expected losses and specific identification of problem trade accounts. Significantly weaker than anticipated industry or economic conditions could impact customers’ ability to pay such that actual losses are greater than the amounts provided for in these allowances. Our periodic evaluation of the adequacy of our allowance is based on our analysis of our prior collection experience, specific customer creditworthiness and current economic trends within the industries we serve. In circumstances where we are aware of a specific customer’s inability to meet its financial obligation to us (e.g., bankruptcy filings or substantial downgrading of credit ratings), we record a specific reserve to reduce the receivable to the amount we reasonably believe will be collected.

Inventories

Inventories are recorded at the lower of cost (first-in, first-out) or market value. Additionally, we evaluate our inventory in terms of excess and obsolete exposures. This evaluation includes such factors as anticipated usage, inventory turnover, inventory levels and ultimate product sales value. Inventory cost includes an overhead component that can be affected by levels of production and actual costs incurred. Management periodically evaluates the effects of production levels and actual costs incurred on the costs capitalized as part of inventory cost.

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

Accounting for the Impairment of Long-Lived Assets Including Goodwill and Other Intangibles

Long-lived assets, including goodwill and intangible assets that have an indefinite life are tested for impairment annually (or more frequently if events or circumstances indicate possible impairments). Definite-lived intangible assets are amortized over their respective estimated useful lives and reviewed for impairment annually or more frequently if events or circumstances indicate possible impairment. Any recognized intangible asset determined to have an indefinite useful life will not be amortized, but instead tested for impairment in accordance with the standard until its life is determined to no longer be indefinite. We use an estimate of future undiscounted net cash flows of the related asset or asset grouping over the remaining life in measuring whether long-lived assets other than goodwill and intangibles are impaired. If impaired, we may need to record impairment charges to reduce the carrying value of our long-lived assets.

Stock-Based Compensation

The Company participates in the stock-based compensation plans of its parent company, Walter Industries. Historically, Walter Industries did not allocate any costs of this plan to U.S. Pipe. Beginning October 1, 2005, we adopted SFAS No. 123(R), “Share-Based Payment,” which requires that compensation costs related to share-based payment transactions be recognized in the financial statements over the period that an employee provides service in exchange for the award. We will use a modified prospective method, under which we will record compensation cost for new and modified awards over the related vesting period of such awards. The Company had no stock options outstanding at December 31, 2005.

Derivative Instruments and Hedging Activities

We currently use interest rate swaps as required in the 2005 Mueller Credit Agreement to reduce the risk of interest rate volatility. The amount to be paid or received from interest rate swaps is charged or credited to interest expense over the lives of the interest rate swap agreements. Changes in the fair value of derivatives are recorded each period in earnings or Accumulated Other Comprehensive Income (Loss), depending on whether a derivative is designated and effective as part of a hedge transaction and meets the applicable requirements associated with Statement of Financial Accounting Standards (SFAS) No. 133.

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

Additionally, we utilize forward contracts to mitigate its exposure to changes in foreign currency exchange rates from third party and intercompany forecasted transactions. The primary currency to which we are exposed and to which we hedge the exposure is the Canadian dollar. The effective portion of unrealized gains and losses associated with forward contracts are deferred as a component of Accumulated Other Comprehensive Income (Loss) until the underlying hedged transactions are reported in our consolidated statement of earnings. The balance was not material at December 31, 2005.

Recently Issued Accounting Standards

In November 2004, the Financial Accounting Standards Board issued SFAS No. 151, “Inventory Costs,” which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The Company adopted SFAS No. 151 on October 1, 2005, the beginning of its 2006 fiscal year. The impact of the adoption of SFAS No. 151 on the Company’s financial statements may have a material impact on our operating income in the event actual production output is significantly higher or lower than normal capacity. In the event actual production capacity is significantly different than normal capacity, the Company may be required to recognize certain amounts of facility expense, freight, handling costs or wasted materials as a current period expense.

In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”), which is an interpretation of FASB No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”). This interpretation clarifies terminology within SFAS 143 and requires companies to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. FIN 47 is effective for fiscal years beginning after December 15, 2005. This standard is not expected to have a material impact on the Company’s financial condition or results of operations.

In June 2005, the FASB issued FASB No. 154, “Accounting Changes and Error Corrections”, which changes the requirements for accounting for and reporting of a change in accounting principle. SFAS 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. SFAS 154 also requires that a change in method of depreciation, amortization or depletion for long-lived, nonfinancial assets be accounted for as a change in accounting estimate that is affected by a change in accounting principle. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. The adoption of SFAS 154 is not expected to have a material impact on the Company’s financial condition or results of operations.

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

Interest Rate Risk

At December 31, 2005, the Company had fixed rate debt of $335.5 million and variable rate debt of $1,047.4 million. The pre-tax earnings and cash flows impact resulting from a 100 basis point increase in interest rates on variable rate debt, holding other variables constant and excluding the impact of the hedging agreements described below, would be approximately $10.4 million per year.

On October 27, 2005, the Company entered into six interest rate hedge transactions with a cumulative notional amount of $350 million. The swap terms are between one and seven years with five separate counter-parties. The objective of the hedges is to protect the Company against rising LIBOR interest rates that would have a negative effect on the Company’s cash flows due to changes in interest payments on its 2005 Mueller Term Loan. The structure of the hedges are a one-year 4.617% LIBOR swap of $25 million, a three-year 4.740% LIBOR swap of $50 million, a four-year 4.800% LIBOR swap of $50 million, a five-year 4.814% LIBOR swap of $100 million, a six-year 4.915% LIBOR swap of $50 million, and a seven year 4.960% LIBOR swap of $75 million. These swap agreements call for the Company to make fixed rate payments over the term at each swap’s stated fixed rate and to receive payments based on three month LIBOR from the counter-parties. These swaps will be settled quarterly over their lives and will be accounted for as cash flow hedges. As such, changes in the fair value of these swaps that take place through the date of maturity will be recorded in Accumulated Other Comprehensive Income (Loss). These hedges comply with covenants contained in the 2005 Mueller Credit Agreement.

The Company has two interest rate hedge agreements with a cumulative notional value amount of $100 million that existed as of October 3, 2005: a $50 million two-year 3.928% LIBOR swap that matures in May 2007 and a $50 million two-year 4.249% LIBOR swap that matures in April 2007. The changes in fair value of these two swaps were recorded immediately as interest expense in the Statements of Operations until achieving hedge effectiveness in October 2005 and November 2005, respectively, at which times such changes in fair value were recorded in Accumulated Other Comprehensive Income (Loss).

The Company recorded an unrealized loss from its contracts, net of tax, of $1.1 million at December 31, 2005 in Accumulated Other Comprehensive Income (Loss).

We will consider entering into additional interest rate swaps or other interest rate hedging instruments to protect against interest rate fluctuations on our floating rate debt.

The 2005 Mueller Credit Agreement requires that at least 50% of the funded debt of the Company and its restricted subsidiaries on a consolidated basis be fixed for a period beginning no later than January 1, 2006 and ending October 3, 2008. This requirement can be met with any combination of fixed rate debt and rate protection agreements. The Company is currently in compliance with this requirement.

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

We have entered into forward exchange contracts principally to hedge currency fluctuations in transactions (primarily anticipated inventory purchases) denominated in foreign currencies, thereby limiting the risk that would otherwise result from changes in exchange rates. The majority of the Company’s exposure to currency movements is in Canada. All of the foreign exchange contracts have maturity dates in 2006. Gains and losses on the forward contracts are expected to be offset by losses / gains in recognized net underlying foreign currency transactions. As of December 31, 2005, the Company had entered into one forward contract in a notional amount of less than $0.1 million, selling U.S. dollars and purchasing Euros at an exchange rate of $1.3635.

Subsequent to December 31, 2005, the Company entered into forward contracts in a notional amount of $9.1 million primarily to protect anticipated inventory purchases by its Canadian operations. With these hedges, the Company purchases U.S. dollars and sells Canadian dollars at an average exchange rate of $0.867.

Raw Materials Risk

Our products are made from several basic raw materials, including steel pipe, scrap steel, iron, brass ingot, sand, resin and natural gas, whose prices fluctuate as market supply and demand change. Accordingly, product margins and the level of profitability can fluctuate if we are not able to pass raw material costs on to our customers. Management estimates for our Mueller and Anvil segments that raw material accounted for approximately 18% of our cost of goods sold due to increasing raw material prices in 2005. Management estimates U.S. Pipe’s scrap metal and ferrous alloys used in the manufacturing process accounted for 40% of the cost to manufacture ductile iron pipe as of September 30, 2005. Historically, we have been able to obtain an adequate supply of raw materials and do not anticipate any shortage of these materials. We generally purchase raw materials at spot prices but may, from time to time, enter into commodity derivatives to reduce our exposure to fluctuation in the price of raw materials. On January 12, 2006, the Company entered into a swap contract to hedge anticipated purchases of natural gas from February 2006 through March 2006 totaling 0.4 million mmbtu, or approximately 80% of expected natural gas consumption, at a price of $9.41 per mmbtu. This swap contract effectively converts a portion of forecasted purchases at market prices to a fixed price basis.

ITEM 4.   CONTROLS AND PROCEDURES

Evaluation of Predecessor Mueller Group’s Disclosure Controls and Procedures.

As of the end of the period covered by this report, the Company’s management evaluated the effectiveness of the design and operation of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). This evaluation was done under the supervision and with the participation of management, including Dale B. Smith, President and Chief Executive Officer, and Jeffery W. Sprick, Chief Financial Officer.

Based on this evaluation and because of the material weakness described below, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective, at the reasonable assurance level, to enable it to record, process, summarize, and report information required to be included in their periodic SEC filings within the required time period. Notwithstanding this material weakness, their management concluded that the financial statements included in this Form 10-Q for the period ended December 31, 2005 fairly present in all material respects their financial position, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles (“GAAP”).

Material Weakness in Internal Control over Predecessor Mueller Group’s Financial Reporting

A material weakness is a control deficiency or a combination of control deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected.

As of September 30, 2005, Predecessor Mueller Group did not maintain effective controls over the preparation, review and presentation and disclosure of its consolidated financial statements. Specifically, their controls failed to prevent or detect the incorrect presentation of the following: (i) cash flows from the effect of exchange rate changes on cash balances; (ii) cash flows from the loss on disposal of property, plant and equipment; (iii) cash flows and balance sheet presentation of book overdrafts; (iv) the presentation of current and non-current deferred income tax assets in Predecessor Mueller Group’s consolidated balance sheet; and (v) classification of certain depreciation expense as selling, general and administrative expense instead of cost of sales in their consolidated statement of operations. This control deficiency resulted in the restatement of Predecessor Mueller Group’s annual consolidated financial statements for fiscal 2004 and 2003 and interim consolidated financial statements for the first three quarters of fiscal 2005, all interim periods of fiscal 2004 and audit adjustments to our 2005 annual consolidated financial statements. Additionally, this control deficiency could result in a misstatement of the presentation and disclosure of their consolidated financial statements that would result in a material misstatement in the annual or interim financial statements that would not be prevented or detected. Accordingly, Predecessor Mueller Group’s management has determined that this control deficiency constitutes a material weakness. This is the only material weakness determined by management to exist as of September 30, 2005.

Prior Year Material Weakness in Internal Control over Predecessor Mueller Group’s Financial Reporting

As of September 30, 2004, and all interim periods through June 30, 2005, Predecessor Mueller Group reported the following control deficiencies that, in the aggregate, constituted a material weakness in internal control over preparation, review and presentation and disclosure of their consolidated financial statements. Specifically Predecessor Mueller Group’s control deficiencies included: (i) a lack of personnel with experience in financial reporting and control procedures necessary for SEC registrants; (ii) a lack of sufficient controls to prevent or detect, on a timely basis, unauthorized journal entries; (iii) a lack of sufficient controls over information technology data conversion and program changes; (iv) a lack of sufficient controls over the development and communication of income tax provisions; (v) a lack of effective controls surrounding “whistleblower” hotline complaints and internal certifications to ensure that issues were communicated on a more timely basis by management to the audit committee and the independent registered public accounting firm; (vi) a lack of effective controls over revenue recognition associated with full truckload shipments not immediately dispatched by freight carriers; and (vii) a lack of formal controls and procedures regarding assessment of financial exposures and transactions, including consideration of accounting implications under GAAP. These control deficiencies resulted in audit adjustments to the consolidated financial statements for the year ended September 30, 2004. Additionally, these control deficiencies, in the aggregate, could result in a misstatement to accounts and disclosures that would result in a material misstatement to the annual or interim financial statements that would not be prevented or detected.

In order to remediate this material weakness, Predecessor Mueller Group: (i) reassigned its Chief Financial Officer, appointed an Interim Chief Financial Officer and hired additional accounting and finance staff; (ii) introduced increased training for their existing financial and accounting and other staff; (iii) retained third-party consultants with significant SEC financial reporting experience to provide assistance in complying with SEC reporting requirements; (iv) formed a disclosure committee to supervise the preparation of their Exchange Act Reports and other public communications; (v) improved their controls over, and began developing written policies and procedures that cover all significant accounting processes, including journal entries, the development and communication of income tax provisions, information data conversion issues and program changes, revenue recognition and assessing financial exposures; (vi) improved and centralized controls over information technology; and (vii) implemented global compliance initiatives under the direction of their Chief Compliance Officer. These improvement efforts continued to progress during the quarter ended September 30, 2005. While significant improvements have been implemented throughout the year, management believed that additional remediation was needed and would require changes in personnel, processes and procedures to ensure timely and accurate financial reporting on a sustainable basis.

There also exist significant deficiencies in our internal controls over financial reporting which, if unremediated, may result in more than a remote likelihood that a material misstatement of our annual or interim financial statements will not be prevented or detected.

The material weaknesses and significant deficiencies will need to be addressed as a part of the evaluation of our internal controls over financial reporting pursuant to the Sarbanes-Oxley Act of 2002 and may impair our ability to comply with Section 404 of the Act.

Changes in Internal Control Over Predecessor Mueller Group’s Financial Reporting Subsequent to September 30, 2005

Subsequent to September 30, 2005, we have taken steps to remediate the material weakness described above. These steps include a thorough review, on a quarterly basis, of foreign currency translation cash flow statement effects, book overdrafts and transactions related to property, plant and equipment and an additional review, on a quarterly basis, of the classification requirements of each component line item and the individual elements that comprise each line item of the statement of cash flows, in accordance with Statement of Financial Accounting Standards, No. 95, “Statement of Cash Flows.” Additionally, the classification of deferred income tax items in the balance sheet and cash flow statement, as well as depreciation in the statement of operations, will be evaluated quarterly. We believe the additional control procedures designed, when implemented, will fully remediate this material weakness.

In addition, subsequent to September 30, 2005, we made the following changes in internal controls to improve financial reporting accuracy:

•       hired a full time Chief Financial Officer, Jeffery W. Sprick, and a Corporate Controller with SEC financial reporting experience;

•       hired additional finance and accounting personnel for our Pratt and Chattanooga facilities;

•       designated the Walter Industries Audit Committee, which is fully independent under New York Stock Exchange listing rules and the rules of the SEC, as our audit committee; and

•       began to implement an internal quarterly review plan to review higher risk areas in financial reporting, such as revenue recognition and inventory valuation.

Another significant remedial action underway or planned to commence in fiscal year 2006, not specifically related to the previously identified material weakness, includes the issuance of a code of conduct to all employees. In fiscal 2006, the Company will be subject to the Sarbanes-Oxley internal control reporting requirements and in 2006 the Company will be testing key internal controls for all significant business units and business processes.

We continue to upgrade the knowledge of our finance staff by implementing on-going United States GAAP training programs, consisting of providing appropriate technical resources to our finance team and training on the use of such resources, conducting a series of training sessions for plant controllers, periodic distribution of changes in accounting and reporting standards, and issuing and updating our accounting policies. Additionally, the Company terminated the former Chief Compliance Officer of Predecessor Mueller Group and reassigned those duties to the Director of Internal Audit.

PART II   OTHER INFORMATION

Item 1.   Legal Proceedings

We are involved in various legal proceedings which have arisen in the normal course of our operations, including the proceedings summarized below. The effect of the outcome of these matters on the Company’s future results of operations cannot be predicted with certainty as any such effect depends on future results of operations and the amount and timing of the resolution of such matters. Other than the litigation described below, we do not believe that any of our outstanding litigation would have a material adverse effect on our business, operations or prospects.

U.S. Pipe has implemented an Administrative Consent Order (“ACO”) for its Burlington, New Jersey plant that was required under the New Jersey Environmental Cleanup Responsibility Act (now known as the Industrial Site Recovery Act). The ACO required soil and ground water cleanup. U.S. Pipe has completed, and has received final approval for the soil cleanup required by the ACO. U. S. Pipe is continuing to address ground water issues at this site. Further remediation could be required. These remediation costs are expected to be minimal. Long term ground water monitoring will be required to verify natural attenuation. It is not known how long ground water monitoring will be required. Management does not believe monitoring or further cleanup costs, if any, will have a material adverse effect on the financial condition or results of operations of the Company and its subsidiaries.

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

Currently, U.S. Pipe has been identified as a potentially responsible party (“PRP”) by the EPA under CERCLA with respect to cleanup of hazardous substances at U.S. Pipe’s former Anniston, Alabama facility, to which its wastes allegedly were transported or deposited. U.S. Pipe is among many PRP’s at the site and a significant number of the PRP’s are substantial companies. With respect to the Anniston, Alabama site, a Consent Order has been negotiated and signed between the PRP’s and the EPA. Management estimates the Company’s and U.S. Pipe’s aggregate share of liability for cleanup under the Consent Order, after allocation among the several PRP’s, will be approximately $4.0 million. U.S. Pipe accrued for this liability in 2004, and the accrual was recorded in our financial statements as of October 3, 2005. Civil litigation in respect of the site is also ongoing, including a putative class action lawsuit alleging property damage and personal injury. Management does not believe that U.S. Pipe’s share of any additional liability will have a material adverse effect on the financial condition of the Company, but could be material to results of operations in future reporting periods.

In the purchase agreement relating to the August 1999 sale by Tyco of the Predecessor Mueller Group business to our prior owners, Tyco agreed to indemnify Predecessor Mueller Group and their affiliates for all “Excluded Liabilities.” Excluded Liabilities include, among other things, substantially all liabilities relating to the time prior to the August 1999 Tyco sale. The indemnity survives indefinitely and is not subject to any deductibles or caps. However, we may be responsible for these liabilities in the event that Tyco (or any successor entity) ever becomes financially unable or fails to comply with, the terms of the indemnity. In addition, Tyco’s indemnity does not cover environmental liabilities to the extent caused by us or Predecessor Mueller or the operation of the Predecessor Mueller Group business after the August 1999

Tyco sale, nor does it cover environmental liabilities arising with respect to businesses or sites acquired after the August 1999 Tyco sale, which would include the U.S. Pipe business and facilities.

Our subsidiary, James Jones Company, and its former parent company are defendants in a false claims lawsuit in which a former James Jones Company employee is suing on behalf of cities, water districts and municipalities. The employee alleges that the defendants sold allegedly non-conforming public water system parts to various government entities. The lawsuit seeks consequential damages, penalties and punitive damages. Our subsidiary, Mueller Co., which had also been named as a defendant, brought a summary judgment motion and was dismissed from this litigation in January 2004. On September 15, 2004, the trial court ruled against the intervention of approximately 30 municipalities that had failed to intervene within the time deadlines previously specified by the Court. The trial court also ruled that the majority of municipalities that had purchased James Jones products from contractors or distributors, were not in privity with the James Jones Company and were not entitled to punitive damages. Following the Court’s ruling, the water districts and municipalities filed a new action against the James Jones Company, Mueller Co. and Watts (former parent company of James Jones Company), alleging fraud and intentional misrepresentation. This lawsuit is based on the same underlying facts as the false claims lawsuit. Any liability associated with these lawsuits is covered by the Tyco indemnity, and the defense is being paid for and conducted by Tyco.

Some of our subsidiaries have been named as defendants in a small number of asbestos-related lawsuits. We do not believe these lawsuits, either individually or in the aggregate, are material to our financial position or results of operations.

As discussed in Note 14 “Commitments and Contingencies” to the Consolidated Financial Statements, the Company is subject to other legal matters in the normal course of business.

Item 1A.   Risk Factors

Our business would be adversely affected by a downturn in government spending related to infrastructure upgrades, repairs and replacements, or in the cyclical residential or non-residential building markets.

Our business is primarily dependent upon spending on water and wastewater infrastructure upgrades, repairs and replacement, new water and wastewater infrastructure spending (which is dependent upon residential construction) and spending on non-residential construction. We are also subject to general economic conditions, the need for construction projects, interest rates and government incentives provided for public work projects. In addition, a significant percentage of our products are ultimately used by municipalities or other governmental agencies in public water transmission and collection systems. As a result, our sales could be impacted adversely by declines in the number of projects planned by public water agencies, government spending cuts, general budgetary constraints, difficulty in obtaining necessary permits or the inability of government entities to issue debt. It is not unusual for water projects to be delayed and rescheduled for a number of reasons, including changes in project priorities and difficulties in complying with environmental and other government regulations. Spending growth in the infrastructure upgrades, repairs and replacement sector has slowed in recent years as state and local governments’ budgets were negatively impacted by the downturn in the economy. We cannot assure you that economic conditions will continue to improve or that if they do, that state and local governments will address deferred infrastructure needs. Although the residential building market has experienced growth in recent years, we cannot assure that this growth will continue in the future. The residential and non-residential building markets are cyclical, and, historically, down cycles have typically lasted approximately four to six years. Any significant decline in the residential or non-residential building markets or governmental spending on infrastructure could have a material adverse effect on our financial condition and results of operations.

Our industry is very competitive and some of our products are commodities.

The domestic and international markets for flow control products are competitive. While there are only a few competitors for most of our product offerings, many of them are well-established companies with strong brand recognition. In particular, our malleable iron and cast iron pipe fitting products, which together comprised 5% of our pro forma sales for the 2005 fiscal year, face competition from less expensive imports and our pipe nipple and hanger products and our pipe fittings and couplings products, which together comprised 16% of our pro forma sales in 2005, compete on the basis of price and are sold in fragmented markets with low barriers to entry, allowing less expensive domestic and foreign producers to gain market share and reduce our margins. Also, competition for ductile iron pressure pipe sold by our U.S. Pipe segment comes not only from ductile pipe produced by a concentrated number of domestic manufacturers, but also from pipe composed of other materials, such as polyvinylchloride (PVC), high density polyethylene (HDPE), concrete, fiberglass, reinforced plastic and steel.

Foreign competition is intense and could have a material adverse effect on our financial condition and results of operations.

In addition to domestic competition, we face intense foreign competition. The intensity of foreign competition is affected significantly by fluctuations in the value of the U.S. dollar against foreign currencies and by the level of import duties imposed by the U.S. Department of Commerce on certain products. Foreign competition is likely to further increase and certain product prices will continue to face downward pressure as our domestic competitors shift their operations or outsource manufacturing requirements overseas or source supplies from foreign vendors in an effort to reduce expenses.

In 2003, the U.S. Department of Commerce imposed anti-dumping duties on imported malleable and non-malleable iron fittings from China. We cannot assure you that these government agencies will continue the current duties on imported malleable and non-malleable iron fittings. If the duties for respondent companies, which range from 7.4% to 14.3% (111.4% for other producers/exporters) for malleable iron fittings and 6.3% to 7.1% (75.5% for other producers/exporters) for non-malleable iron fittings, are reduced or completely eliminated, we may be forced to reduce the prices of some of our products. An increase in foreign competition, a decrease in these duties or a strengthening in the U.S. dollar could have a material adverse effect on our financial condition and results of operations.

We depend on a group of major distributors for a significant portion of our sales; any loss of these distributors could reduce our sales and continuing consolidation could cause price pressure.

In the fiscal year ended 2005, on a pro forma basis, approximately 37% of our pro forma sales were to our ten largest distributors, and approximately 30% of our pro forma sales were to our three largest distributors: Hughes Supply, Ferguson Enterprises and National Waterworks. Our business relationships with most of our major distributor branches may be terminated at the option of either party upon zero to 60 days’ notice.

Our reliance on these major distributors exposes us to:

•       the risk of changes in the business condition of our major distributors; and

•       the risk that the loss of a major distributor could adversely affect our results of operations.

While our relationships with our ten largest distributors have been long-lasting, distributors in our industry have experienced significant consolidation in recent years, and we cannot assure you that our distributors will not be acquired by other distributors who buy products from our competitors. Our ability to retain these customers in the face of other competitors generally depends on a variety of factors, including the quality and price of our products and our ability to market these products effectively. We cannot assure you that, as consolidation among distributors continues, distributors will not be able to force us to lower our prices, which would have an adverse impact on our financial condition or results of operations. For example, Home Depot acquired National Waterworks in 2005 and announced in January 2006 that it intends to acquire Hughes Supply. As a result, two of our three largest distributors could be combined under common control. Moreover, the loss of any of National Waterworks, Hughes Supply or Ferguson Enterprises as a distributor could have a material adverse effect on our financial condition or results of operations.

Our brass valve products contain lead, which may be replaced in the future.

Our brass valve products, which constituted approximately 6% of our pro forma sales in the twelve months ended September 30, 2005, contain approximately 5.0% lead. Environmental advocacy groups, relying on standards established by California’s Proposition 65, are seeking to eliminate or reduce the content of lead in some of these products, including water meters and valves, and to limit their sale in California. Some of our business units have entered into settlement agreements with these environmental advocacy groups that have required them to either modify some of these products or offer substitutes for them with respect to products sold in California. Modifications of or substitutions for our products to meet or conform with regulatory requirements will require incremental capital spending of up to $8.0 million in the next two years and will require us to purchase more expensive raw materials, and we may not be able to pass these costs on to our customers. Legislation to substantially restrict lead content in water products has been introduced in the United States Congress. If Congress adopts such legislation or if similar issues are raised in Congress in the future or in other jurisdictions or if these or other advocacy groups file suit against us under Proposition 65, our results of operations and financial condition could be adversely affected.

Our results have been, and may continue to be, adversely impacted by increases in raw material prices.

Our business is subject to the risk of price increases and fluctuations and periodic delays in the delivery of raw materials and purchased components that are beyond our control. Our operations require substantial amounts of raw materials or purchased components, such as steel pipe and scrap steel and iron, brass ingot, sand, resin, and natural gas. Management estimates that scrap metal and ferrous alloys used in the U.S. Pipe manufacturing process account for up to 40% of the U.S. Pipe cost to manufacture ductile iron pipe and raw materials and purchased components used in our manufacturing processes currently account for approximately 18% of the Mueller and Anvil cost of goods sold. Fluctuations in the price and delivery of these materials may be driven by the supply/demand relationship for a material, factors particular to that material or governmental regulation for raw materials such as natural gas. In addition, if any of our suppliers seeks bankruptcy relief or otherwise cannot continue its business as anticipated or we cannot renew our supply contracts on favorable terms, the availability or price of raw materials could be adversely affected.

The availability and price of certain raw materials or purchased components, such as steel scrap, brass ingot and natural gas are subject to market forces largely beyond our control, including North American and international demand freight costs, speculation and foreign exchange rates. We generally purchase raw materials at spot prices and generally do not have the ability to hedge our exposure to price changes. We are not always able, and may not be able in the future, to pass on increases in the price of these raw materials to our customers. In particular, when raw material prices increase rapidly or to significantly higher than normal levels, we may not be able to pass price increases through to our customers on a timely basis, if at all, which could adversely affect our operating margins and cash flow. Any fluctuations in the price or availability of raw materials or purchased components may have a material adverse effect on our business, results of operations or financial condition.

We are dependent upon the successful operation of our key manufacturing facilities.

Some of our key products, including hydrants, valves and ductile iron pipe, are manufactured at five of our largest manufacturing facilities. The operation of such facilities involves various operating risks, including, but not limited to:

•       catastrophic events such as fires, explosions, floods, earthquakes or other similar occurrences;

•       interruptions in raw materials and energy supply;

•       adverse government regulation;

•       breakdowns or equipment failures;

•       violations of our permit requirements or revocation of permits;

•       releases of pollutants and hazardous substances to air, soil, surface water or groundwater;

•       shortages of equipment or spare parts; and

•       labor disputes.

A decrease in, or the elimination of, the revenues generated by our key facilities or a substantial increase in the costs of operating such facilities could materially impact our cash flows and results of operations.

We may be unsuccessful in identifying or integrating suitable acquisitions, which could adversely affect our growth.

Our growth strategy is built upon organic growth and on taking advantage of opportunities to acquire complementary businesses. This strategy depends on the availability of acquisition candidates with businesses that can be successfully integrated into our existing business and that will provide us with complementary manufacturing capabilities, products or services. However, we may be unable to identify targets that will be suitable for acquisition. In addition, if we identify a suitable acquisition candidate, our ability to successfully implement the acquisition will depend on a variety of factors, including our ability to finance the acquisition. Our ability to finance our acquisitions is subject to a number of factors, including the availability of adequate cash from operations or of acceptable financing terms and the terms of our debt instruments. In addition, there are many challenges to integrating acquired companies and businesses in our company, including eliminating redundant operations, facilities and systems, coordinating management and personnel, retaining key employees, managing different corporate cultures and achieving cost reductions and cross-selling opportunities. We cannot assure you that we will be able to meet these challenges in the future.

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

We have recorded a significant amount of goodwill and other identifiable intangible assets, and we may never realize the full value of our intangible assets.

We have recorded a significant amount of goodwill and other identifiable intangible assets. As of December 31, 2005, goodwill and other net identifiable intangible assets were approximately $718.5 million and $849.3 million (or, collectively, approximately 56% of our total assets). Goodwill and net identifiable intangible assets of Mueller Water are recorded at fair value on the date of acquisition and goodwill of U.S. Pipe remain at historical cost. In accordance with Financial Accounting Standards Board Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, are reviewed at least annually for impairment. Impairment may result from, among other things, deterioration in our performance, adverse market conditions, adverse changes in applicable laws or regulations, including changes that restrict the activities of or affect the products and services sold by our business, and a variety of other factors. The amount of any quantified impairment must be expensed immediately as a charge to results of operations. Depending on future circumstances, it is possible that we may never realize the full value of our intangible assets. Any future determination of impairment of a significant portion of goodwill or other identifiable intangible assets would result in a non-cash impairment charge and would have an adverse effect on our financial condition and results of operations.

We have a significant amount of debt that could adversely affect our financial health.

As of December 31, 2005, our total debt was $1,382.9 million. We may incur significant additional indebtedness from time to time. The level of our indebtedness could have important consequences, including:

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

Our debt instruments contain various covenants that limit our ability to engage in certain transactions. Our senior credit facilities also require the maintenance of specified financial ratios and the satisfaction of other financial condition tests. In addition, our debt instruments require us to provide regular financial information to our lenders and bondholders. Such requirements generally may be satisfied by our timely filing with the SEC of annual and quarterly reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our ability to satisfy those financial ratios, tests or covenants can be affected by events beyond our control, and we cannot assure you that we will meet those tests. A breach of any of these covenants could result in a default under our debt instruments. If an event of default is not remedied after the delivery of notice of default and lapse of any relevant grace period, the holders of our debt would be able to declare it immediately due and payable. Upon the occurrence of an event of default under our senior credit facilities, the lenders could also terminate all commitments to extend further credit. If we were unable to repay those amounts, the lenders could proceed against the collateral granted to them to secure the indebtedness under our senior credit facilities. We have pledged substantially all of our assets (including our intellectual property), other than the assets of our foreign subsidiaries, as security under our senior credit facilities. If the lenders under our senior credit facilities or noteholders of the notes accelerate the repayment of borrowings, we cannot assure you that we will have sufficient assets to repay our senior credit facilities and our other indebtedness.

Certain of our brass valve products may not be in compliance with NSF standards, which could limit the ability of municipalities to buy our products.

The National Sanitary Foundation (“NSF”) is a non-profit entity that was contracted by the U.S. Environmental Protection Agency (“EPA”) to promulgate standards for the water industry. NSF has issued NSF 61, which governs the leaching characteristics of valves and devices that are part of drinking water distribution networks, including certain of our products made from brass. In recent years, a growing majority of states have adopted, by statute or regulation, a requirement that water distribution systems utilize products that comply with NSF 61 and/or are certified as NSF 61 compliant. We, along with others in the industry, are engaged in the lengthy process of attempting to obtain certification of NSF 61 compliance for all of our relevant products. In fiscal 2005, our sales of brass valve products were approximately 6% of our total sales, on a pro forma basis. Approximately 35% of these products have not been certified and these represent approximately 20% of our brass valve product sales. In the event that some of our brass valve products are found not to be in compliance with NSF 61, those products may not be accepted by various municipalities or we may be forced to modify non-conforming products with substitute materials which may require increased cost, thereby adversely affecting profitability. In addition, if our competitors develop a complete line of NSF 61 compliant brass valve products before we do, we may be placed at a competitive disadvantage which may, in turn, adversely affect profitability.

Our business may be adversely impacted by work stoppages and other labor relations matters.

We are subject to a risk of work stoppages and other labor relations matters because our hourly workforce is highly unionized. As of December 31, 2005, approximately 85% of our hourly workforce was represented by unions. These employees are represented by locals from approximately six different unions, including the Glass, Molders, Pottery, Plastics and Allied Workers International Union, which is our largest union. Our labor agreements will be negotiated as they expire at various times through March 2010. Work stoppages for an extended period of time could have a material adverse effect on our business. Labor costs are a significant element of the total expenditures involved in our manufacturing process, and an increase in the costs of labor could therefore have a material adverse effect on our business. In addition, the freight companies who deliver our products to our distributors generally use unionized truck drivers, and we could also be adversely affected if our contractors face work stoppages or increased labor costs.

Our revenues are influenced by weather conditions and the level of construction activity at different times of the year; we may not be able to generate revenues that are sufficient to cover our expenses during certain periods of the year.

Some of our products, including ductile iron pipe, are moderately seasonal, with lower production capacity and lower sales in the winter months. This seasonality in demand has resulted in fluctuations in our revenues and operating results. Because much of our overhead and expenses are fixed payments, seasonal trends can cause reductions in our profit margin and financial condition, especially during our slower periods.

We may be subject to product liability or warranty claims that could require us to make significant payments.

We would be exposed to product liability claims in the event that the use of our products results, or is alleged to result, in bodily injury and/or property damage. We cannot assure you that we will not experience any material product liability or warranty losses in the future or that we will not incur significant costs to defend such claims. While we currently have product liability insurance, we cannot assure you that our product liability insurance coverage will be adequate for any liabilities that may ultimately be incurred or that it will continue to be available on terms acceptable to us. A successful claim brought against us in excess of our available insurance coverage or a requirement to participate in a product recall may have a materially adverse effect on our business.

Under the terms of the purchase agreement (the “Tyco Purchase Agreement”) relating to the August 1999 sale by Tyco International Ltd. (“Tyco”) of the Predecessor Mueller Group business to our prior owners, we are indemnified by Tyco for all liabilities arising in connection with the Predecessor Mueller Group business with respect to products manufactured or sold prior to the closing of that transaction. The indemnity survives forever and is not subject to any dollar limits. In the past, Tyco has made substantial payments and/or assumed defense of claims pursuant to this indemnification provision. However, we may be responsible for these liabilities in the event that Tyco ever becomes financially unable or fails to comply with, the terms of the indemnity. In addition, Tyco’s indemnity does not cover product liabilities to the extent caused by our products manufactured after that transaction. On January 14, 2006, Tyco’s board of directors announced that it approved a plan to separate Tyco into three separate, publicly traded companies. At this time, we do not know which of the new entities will assume the indemnity provided under the terms of the Tyco Purchase Agreement if this plan is implemented. Should the entity or entities that assume Tyco’s obligations under the Tyco Purchase Agreement ever become financially unable or fail to comply with the terms of the indemnity, we may be responsible for such obligations or liabilities.

We warrant our products to be free of certain defects. Because of the long useful life of our products, it is possible that latent defects might not appear for several years. Any losses that result or are alleged to result from defects in our products, could subject us to claims for damages, including consequential damages. In addition, we could elect to replace our defective products and/or compensate our customers for damages caused by our defective products even in the absence of a formal claim for damages. The insurance that we maintain may not be available on terms acceptable to us in the future and such coverage may not be adequate for liabilities actually incurred. Any claims or expenses relating to defective products that result in liability exceeding our insurance coverage could raise costs and expenses or require us to accrue expenses or record accounting charges and reduce our net income. Further, claims of defects could result in adverse publicity against us, which could lower our sales and harm our business.

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

In addition, we will be required to incur costs to comply with the EPA’s National Emissions Standards for Hazardous Air Pollutants (“NESHAP”) for iron and steel foundries and for our foundries’ painting operations. These costs may be substantial. We may be required to conduct investigations and perform remedial activities that could require us to incur material costs in the future. Our operations involve the use of hazardous substances and the disposal of hazardous wastes. We may incur costs to manage these substances and wastes and may be subject to claims for damage for personal injury, property damages or damage to natural resources.

Under the terms of the Tyco Purchase Agreement, we are indemnified by Tyco for all environmental liabilities arising in connection with the Predecessor Mueller Group business and relating to actions occurring or conditions existing prior to the closing of that transaction. The indemnity survives forever and is not subject to any dollar limits. In the past, Tyco has made substantial payments and/or assumed defense of claims pursuant to this indemnification provision. Should Tyco (or any successor entity) ever become financially unable or fail to comply with the terms of the indemnity, we may be responsible for such obligations or liabilities. In addition, Tyco’s indemnity does not cover environmental liabilities to the extent caused by us or Predecessor Mueller Group or the operation of our business after that transaction, nor does it cover environmental liabilities arising with respect to businesses, such as the U.S. Pipe operations, or sites, including U.S. Pipe facilities, acquired after August 1999.

Our U.S. Pipe segment has been identified as a potentially responsible party liable under federal environmental laws for a portion of the clean-up costs with regard to two sites, one in Alabama and one in California, and is currently subject to an administrative consent order requiring certain monitoring and clean-up with regard to its Burlington, New Jersey facility. Such clean-up costs could have a material adverse impact to our result of operations in any given reporting period.

Our loss of the services of, or inability to obtain, key personnel could have a material adverse effect on our future success.

Our success depends to a significant degree upon the contributions of Dale Smith, as well as other members of our senior management. Although Mr. Smith has entered into employment agreements with us or Walter Industries, these agreements may be terminated and such persons may not remain affiliated with us. If any of our key personnel were to cease their affiliation with us, we may be unable to find suitable replacement personnel, and our results of operations could suffer. We do not intend to maintain key person life insurance on any person.

We need to improve our internal controls to comply with SEC reporting requirements; public reporting obligations have put significant demands on our financial, operational and management resources.

Predecessor Mueller Group reported a material weakness in both fiscal 2004 and fiscal 2005 related to maintaining effective controls over the preparation, review and presentation and disclosure of its consolidated financial statements. There also exist significant deficiencies in our internal controls over financial reporting which, if unremediated, may result in more than a remote likelihood that a material misstatement of our annual or interim financial statements will not be prevented or detected.

The Public Company Accounting Oversight Board (“PCAOB”) defines a significant deficiency as a control deficiency, or a combination of control deficiencies, that adversely affects the company’s ability to initiate, authorize, record, process, or report external financial data reliably in accordance with generally accepted accounting principles such that there is more than a remote likelihood that a misstatement of the company’s annual or interim financial statements that is more than inconsequential will not be prevented or detected. The PCAOB defines a material weakness as a single deficiency, or a combination of deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

The material weaknesses and significant deficiencies will need to be addressed as a part of the evaluation of our internal controls over financial reporting pursuant to the Sarbanes-Oxley Act of 2002 and may impair our ability to comply with Section 404 of the Act. We are currently taking additional steps to implement an internal control structure and procedures for financial reporting that would allow us to produce financial statements and related disclosure within the time periods and in the form required under the Exchange Act. Failure to implement remediation plans in future periods could have an adverse effect on us.

Compliance with internal control reporting requirements and securities laws and regulations is likely to increase our costs.

The Sarbanes-Oxley Act of 2002, as well as rules subsequently implemented by the SEC and the Public Company Accounting Oversight Board, have required changes in the corporate governance and securities disclosure or compliance practices of public companies over the last few years. We expect these new rules and regulations to continue to increase our legal and financial compliance costs, as well as our ongoing audit costs, and to make legal, accounting and administrative activities more time-consuming and costly. In 2006, we will need to comply with the internal control reporting requirements of the Sarbanes-Oxley Act, which will have a significant impact on our compliance cost in 2006.

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

We may not be able to achieve the anticipated synergies in connection with our integration and rationalization plans.

We are pursuing several initiatives designed to rationalize our manufacturing facilities and to use our manufacturing expertise to reduce our costs. In fiscal 2006, we expect to achieve integration synergies between our Mueller and U.S. Pipe segments by closing the U.S. Pipe Chattanooga, Tennessee production facility and integrating it into the Mueller Chattanooga and Albertville, Alabama production facilities. We have initiated the implementation of plant and distribution combination and production efficiency strategies within our Mueller and Anvil segments, which efforts will continue through fiscal years 2006, 2007 and the beginning of 2008. Our Mueller segment sales force has begun to integrate U.S. Pipe products as complementary product offerings as part of their sales efforts. We also have begun to use our combined purchasing leverage to reduce raw material and overall product costs. If we fail to implement our integration and rationalization plans, at the economic levels or within the time periods expected, we may not be able to achieve the projected levels of synergies and cost savings. In addition, we expect to incur substantial severance, environmental and impairment costs in connection with our integration and rationalization plans.

If we fail to protect our intellectual property, our business and ability to compete could suffer.

Our business depends upon our technology and know-how, which is largely developed internally. While we believe that none of our operating units is substantially dependent on any single patent, trademark, copyright, or other form of intellectual property, we rely on a combination of patent protection, copyright and trademark laws, trade secrets protection, employee and third party confidentiality and nondisclosure agreements and technical measures to protect our intellectual property rights. There can be no assurance that the measures that we take to protect our intellectual property rights will be adequate to deter infringement or misappropriation or independent third-party development of our technology or to prevent an unauthorized third party from obtaining or using information or intellectual property that we regard as proprietary or to keep others from using brand names similar to our own. The disclosure, misappropriation or infringement of our intellectual property could harm our ability to protect our rights and our competitive position. In addition, our actions to enforce our rights may result in substantial costs and diversion of management and other resources. We may also be subject to intellectual property infringement claims from time to time, which may result in our incurring additional expenses and diverting company resources to respond to these claims.

If transportation for our ductile iron pipe products becomes unavailable or uneconomic for our customers, our ability to sell ductile iron pipe products would suffer.

Transportation costs are a critical factor in a customer’s purchasing decision. Increases in transportation costs could make our ductile iron pipe products less competitive with the same or alternative products from competitors with lower transportation costs.

We typically depend upon rail, barge and trucking systems to deliver our products to customers. While our customers typically arrange and pay for transportation from our factory to the point of use, disruption of these transportation services because of weather-related problems, strikes, lock-outs or other events could temporarily impair our ability to supply our products to our customers thereby resulting in lost sales and reduced profitability.

Risks Relating to our Relationship with Walter Industries

Walter Industries controls us and may have conflicts of interest.

Walter Industries, Inc. is our ultimate parent and the sole stockholder of our parent, Mueller Water. Even after completion of the pending offering of Mueller Water’s Series A Common stock, Walter will beneficially own all of Mueller Water’s outstanding Series B common stock (which Series B common stock is entitled to eight votes per share on any matter submitted to a vote of our stockholders), by means of which Walter will own in excess of 50% of the voting power with respect to Mueller Water. For as long as Walter Industries continues to beneficially own shares of common stock representing more than 50% of such voting power, Walter Industries will be able to direct the election of all of the members of the board of directors of Mueller Water and exercise a controlling influence over the business and affairs of Mueller Water and Mueller Water’s direct and indirect subsidiaries including the Company. As a result, Walter Industries effectively will be able to control any determinations with respect to mergers or other business combinations, the acquisition or disposition of assets, the incurrence of indebtedness, the issuance of any additional common stock or other equity securities, the repurchase or redemption of common stock or preferred stock, the payment of dividends and the level and timing of capital expenditures relating to the operation of the Company’s business. Similarly, Walter Industries will have the power to determine or significantly influence the outcome of matters submitted to a vote of Mueller Water’s stockholders, including the power to prevent an acquisition or any other change in control and could take other actions that might be favorable to Walter Industries.

Walter Industries has announced its intention to spin off Mueller Water and its subsidiaries and may take such actions with respect to Mueller Water and its subsidiaries, including the Company, as Walter deems appropriate to effect the announced spin-off. Beneficial ownership of at least 80% of the total voting power and 80% of each class of any nonvoting capital stock is required in order to effect a tax-free spin-off of us or certain other tax-free transactions. Walter Industries will have an option available to it to purchase additional shares of Mueller Water Series B common stock and/or any nonvoting capital stock to maintain its percentage of the total voting power and value of Mueller Water. Additionally, with respect to shares of any nonvoting Mueller Water capital stock that may be issued in the future, Walter Industries will have an option to purchase such additional shares so as to maintain ownership of 80% of each outstanding class of such stock.

Each member of a consolidated group for federal income tax purposes is severally liable for the federal income tax liability of each other member of the consolidated group for any year in which it is a member of the group at any time during such year. Each member of the Walter Industries controlled group, which currently includes Walter Industries, Mueller Water, the Company and Walter Industries’ other subsidiaries, is also jointly and severally liable for pension and benefit funding and termination liabilities of other group members, as well as certain benefit plan taxes. Accordingly, we could be liable under such provisions in the event any such liability is incurred, and not discharged, by any other member of the Walter Industries consolidated or controlled group for any period during which we were included in the Walter Industries consolidated or controlled group. If Walter Industries retains less than 80% of the value of Mueller Water, we will no longer be included in the Walter Industries’ consolidated federal income tax group, and there is no assurance that our tax position will be as favorable as if we continued to be included in the Walter Industries’ consolidated federal income tax group.

A controversy exists with regard to federal income taxes allegedly owed by the Walter consolidated group, which includes the Company, for fiscal years 1980 through 1994. It is estimated that the amount of tax presently claimed by the IRS is approximately $34.0 million for issues currently in dispute in bankruptcy court for matters unrelated to the Company. This amount is subject to interest and penalties. However, Walter Industries believes that their tax filing positions have substantial merit and intend to defend vigorously any claims asserted. Walter Industries believes that it has an accrual sufficient to cover the estimated probable loss, including interest and penalties.

By virtue of its controlling beneficial ownership and the terms of a tax allocation agreement that will be entered into between Mueller Water and Walter Industries, Walter Industries effectively will control all of our tax decisions for periods during which we are a member of the Walter Industries consolidated federal income tax group and certain combined, consolidated or unitary state and local income tax groups. Under the terms of a tax allocation agreement between Walter Industries and Mueller Water, Walter Industries will have sole authority to respond to and conduct all tax proceedings (including tax audits) relating to our federal income and combined state returns, to file all such returns on behalf of us and to determine the amount of our liability to (or entitlement to payment from) Walter Industries for such periods. This arrangement may result in conflicts of interests between us and Walter Industries. In addition, the tax allocation agreement will provide that in the event that Walter Industries effectuates a spin-off of the Mueller Water common stock that it owns and such spin-off is not tax-free pursuant to Section 355 of the Internal Revenue Code of 1986, as amended, or the “Code,” we will generally be responsible for any taxes incurred by Walter Industries or its stockholders if such taxes result from certain of our actions or omissions. If the taxes incurred by Walter Industries or its stockholders do not result from certain of our actions or omissions and do not result from certain of Walter Industries’ actions or omissions, then we generally will be responsible for a percentage of such taxes based upon the  market value of Mueller Water’s stock relative to Walter Industries’ market value.

Because we have limited experience operating as a stand-alone entity, we may be materially and adversely affected by the separation of our business from Walter Industries.

Our company is a combination of the Predecessor Mueller Water business acquired by Walter Industries on October 3, 2005 and the U.S. Pipe business. As of the date of this report, Walter Industries owns all outstanding shares of Mueller Water common stock. Our operations as a stand-alone company may place significant demands on our management, operational, and technical resources. Our future performance will depend on our ability to function as a stand-alone company and on our ability to finance and manage expanding operations and to adapt our information systems to changes in its business. We rely on contractual arrangements that require Walter Industries and its affiliates to provide or procure certain critical transitional services and shared arrangements to us such as:

•       certain tax and accounting services;

•       certain human resources services, including benefit plan administration;

•       communications systems;

•       insurance; and

•       supply arrangements.

After the termination of these arrangements, we may not be able to replace these services and arrangements in a timely manner or on terms and conditions, including service levels and cost, as favorable as those we have received from Walter Industries and its affiliates. We cannot assure you that our separation from Walter Industries will be successful, which could materially and adversely impact our business, our results and our financial reporting ability.

Furthermore, the financial information included in this prospectus may not necessarily reflect what the operating results and financial condition would have been had we been a separate, stand-alone entity during the periods presented or be indicative of our future operating results and financial condition.

Item 6.   Exhibits

(a) Exhibits

3.1	Certificate of Formation of Mueller Group, LLC together with Certificate of Conversion to Limited Liability Company of Mueller Group, Inc. (1)
3.2	Limited Liability Company Agreement of Mueller Group, LLC (1)
4.1	First Supplemental Indenture, dated as of October 3, 2005 by and among Mueller Group, LLC, Mueller Group Co-Issuer, Inc. and Law Debenture Trust Company of New York *
10.1

Credit Agreement dated as of October 3, 2005 among Mueller Group, LLC, Bank of America, N.A., as administrative agent, Morgan Stanley Senior Funding, Inc., as syndication agent, Calyon New York Branch, Fifth Third Bank and JPMorgan Chase Bank, N.A., as co-documentation agents, and the other lenders named therein (2)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.*
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.*

(1)          Previously filed as an Exhibit to the Company’s Annual Report on Form 10 K for the fiscal year ended September 30, 2005 as filed with the Securities and Exchange Commission on December 20, 2005.

(2)          Previously filed as an Exhibit to the Company’s Current Report on Form 8 K as filed with the SEC on October 6, 2005.

•                   Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MUELLER GROUP, LLC
Date: February 22, 2006	By:	/s/ DALE B. SMITH
Dale B. Smith
President and Chief Executive Officer
Date: February 22, 2006	By:	/s/ JEFFERY W. SPRICK
Jeffery W. Sprick
Chief Financial Officer