Form 10-Q
period 2006-06-30
Mueller Group, Inc.
filed 2006-08-09
CIK 1290999

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006.

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

None of the Registrant’s voting stock was held by non-affiliates as of August 9, 2006. As of August 9, 2006, Mueller Group, LLC had 1 unit outstanding.

PART I.                   FINANCIAL INFORMATION

ITEM 1.                FINANCIAL STATEMENTS

MUELLER GROUP, LLC

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30, 2006	September 30, 2005
	(dollars in millions)
Assets
Cash and cash equivalents	$177.3	$—
Receivables, net of allowance for doubtful accounts of $5.5 million and $0.9 million at June 30, 2006 and September 30, 2005, respectively	309.2	118.5
Inventories	466.2	147.2
Deferred income taxes	58.1	11.1
Prepaid expenses	30.8	1.5
Total current assets	1,041.6	278.3
Property, plant and equipment, net	338.2	149.2
Deferred financing fees	22.5	—
Deferred income taxes	—	9.5
Due from parent, Walter Industries	10.8	—
Identifiable intangibles, net	842.6	—
Goodwill	722.5	58.4
Other long-term assets	9.5	—
Total assets	$2,987.7	$495.4
Liabilities and Shareholder’s Equity (Deficit)
Current portion of long-term debt	$119.2	$—
Accounts payable	117.1	52.5
Accrued expenses and other liabilities	119.9	34.7
Payable to affiliate, Sloss Industries	2.0	2.5
Total current liabilities	358.2	89.7
Long-term debt	1,010.6	—
Payable to parent, Walter Industries	—	443.6
Accrued pension liability, net	104.3	53.6
Accumulated postretirement benefits obligation	47.0	51.1
Deferred income taxes	316.7	—
Other long-term liabilities	25.4	12.6
Total liabilities	1,862.2	650.6
Commitments and contingencies (Note 14)
Shareholder’s equity (deficit):
Membership unit:
(1 unit outstanding at June 30, 2006 and September 30, 2005)	—	—
Capital in excess of par value	1,357.9	68.3
Accumulated deficit	(194.4)	(178.1)
Accumulated other comprehensive loss	(38.0)	(45.4)
Total shareholder’s equity (deficit)	1,125.5	(155.2)
Total liabilities and shareholder’s equity (deficit)	$2,987.7	$495.4

The accompanying notes are an integral part of the condensed consolidated financial statements.

MUELLER GROUP, LLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended June 30,
	2006	2005
	(dollars in millions)
Net sales	$500.0	$162.0
Cost of sales	365.5	139.2
Gross profit	134.5	22.8
Operating expenses:
Selling, general and administrative	62.6	10.7
Related party corporate charges	2.3	1.8
Facility rationalization, restructuring and related costs	0.2	—
Total operating expenses	65.1	12.5
Income from operations	69.4	10.3
Interest expense arising from related party payable to Walter Industries	—	(4.9)
Interest expense, net of interest income	(27.6)	—
Income before income taxes	41.8	5.4
Income tax expense	18.2	1.8
Net income	$23.6	$3.6

	Nine months ended June 30,
	2006	2005
	(dollars in millions)
Net sales	$1,415.3	$427.8
Cost of sales	1,142.7	381.7
Gross profit	272.6	46.1
Operating expenses:
Selling, general and administrative	180.5	29.0
Related party corporate charges	6.1	5.5
Facility rationalization, restructuring and related costs	28.6	—
Total operating expenses	215.2	34.5
Income from operations	57.4	11.6
Interest expense arising from related party payable to Walter Industries	—	(15.9)
Interest expense, net of interest income	(81.6)	(0.3)
Loss before income taxes	(24.2)	(4.6)
Income tax expense (benefit)	(7.9)	2.5
Net loss	$(16.3)	$(7.1)

The accompanying notes are an integral part of the condensed consolidated financial statements.

MUELLER GROUP, LLC

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDER’S EQUITY (DEFICIT) AND
COMPREHENSIVE LOSS

FOR THE NINE MONTHS ENDED JUNE 30, 2006

(UNAUDITED)

	Capital in Excess of Par Value	Accumulated Deficit	Comprehensive Income (Loss)	Accumulated Other Comprehensive Loss	Total
Balance at September 30, 2005	$68.3	$(178.1)		$(45.4)	$(155.2)
Walter’s investment in subsidiary	932.9	—		—	932.9
Dividend to Walter	(444.5)	—		—	(444.5)
Dividend to Walter for acquisition costs	(12.0)	—		—	(12.0)
Forgiveness of U.S. Pipe payable to Walter	443.6	—		—	443.6
Contribution from Mueller Water Products	369.1	—		—	369.1
Share-based compensation	0.5	—		—	0.5
Comprehensive income (loss)
Net loss	—	(16.3)	(16.3)	—	(16.3)
Other comprehensive income (loss), net of tax
Unrealized gain on interest rate swaps	—	—	5.3	5.3	5.3
Foreign currency translation adjustments	—	—	2.1	2.1	2.1
Comprehensive loss			$(8.9)
Balance at June 30, 2006	$1,357.9	$(194.4)		$(38.0)	$1,125.5

The accompanying notes are an integral part of the condensed consolidated financial statements.

MUELLER GROUP, LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine months ended June 30,
	2006	2005
	(dollars in millions)
OPERATING ACTIVITIES
Net loss	$(16.3)	$(7.1)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	51.6	19.7
Amortization of intangibles	21.0	—
Amortization of deferred financing fees	7.4	—
Accretion resulting from valuing acquired debt at fair value	(2.3)	—
Loss on disposal of property, plant and equipment	1.3	—
Stock-based compensation expense	1.0	—
Impairments of property, plant and equipment	21.6	—
Provision (credit) for deferred income taxes	(25.6)	8.5
Gain on interest rate swaps	(0.5)	—
Other, net	(2.0)	—
Changes in assets and liabilities, net of the effects of acquisitions:
Receivables	(11.6)	3.3
Inventories	58.8	(49.8)
Income taxes payable	—	3.8
Prepaid expenses and other current assets	1.8	—
Other non-current assets	(0.4)	—
Pension and other long-term liabilities	2.5	3.1
Accounts payable, accrued expenses and other current liabilities	(8.6)	3.4
Net cash provided by (used in) operating activities	99.7	(15.1)
INVESTING ACTIVITIES
Additions to property, plant and equipment	(48.0)	(15.7)
Acquisition of businesses, net of cash acquired	(15.5)	—
Increase in amounts due (from) to Walter	(12.5)	33.1
Net cash (used in) provided by investing activities	(76.0)	17.4
FINANCING ACTIVITIES
Increase (decrease) in dollar value of bank checks outstanding	12.0	(2.4)
Proceeds from short-term borrowings	55.9	—
Retirement of short-term debt	(55.9)	—
Proceeds from long-term debt	1,050.0	—
Retirement of long-term debt	(866.9)	—
Contribution from Mueller Water Products	369.1	—
Payment of deferred financing fees	(21.6)	—
Dividend paid to Walter	(444.5)	—
Dividend to Walter for acquisition costs	(12.0)	—
Walter contribution of Predecessor Mueller’s cash	67.4	—
Net cash provided by (used in) financing activities	153.5	(2.4)
Effect of exchange rate changes on cash	0.1	—
Net increase (decrease) in cash and cash equivalents	177.3	(0.1)
Cash and cash equivalents at beginning of period	—	0.1
Cash and cash equivalents at end of period	$177.3	$—

The accompanying notes are an integral part of the condensed consolidated financial statements.

Schedule of non-cash investing and financing activities:

On October 3, the Company’s parent, Walter Industries, Inc. (“Walter”), purchased all of the outstanding common stock of Mueller Water Products, Inc. (“Predecessor Mueller”). This stock was contributed to the Company by Walter as further described in Note 3.

(dollars in millions)
Contribution of Predecessor Mueller by Walter	$932.9
Less: Cash of Predecessor Mueller received	(67.4)
Total net assets received, excluding cash	$856.5

Subsequent to the Acquisition, Walter forgave an intercompany receivable from U.S. Pipe of $443.6 million.

The accompanying notes are an integral part of the condensed consolidated financial statements.

MUELLER GROUP, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2006 AND JUNE 30, 2005
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

On June 1, 2006, Mueller Water completed its initial public offering (“IPO”) of its Series A common stock (NYSE: MWA). Walter Industries, Inc. (“Walter”) is the holder of all of Mueller Water’s outstanding Series B common stock. Mueller Water is a majority-owned subsidiary of Walter. The Company continues to be a wholly-owned subsidiary of Mueller Water.

On October 3, 2005, through a series of transactions (the “Acquisition”), Walter, through a wholly-owned subsidiary, acquired all outstanding shares of capital stock of our parent company, Mueller Water Products, Inc. (“Predecessor Mueller Water”), which immediately was converted into Mueller Water Products, LLC, a Delaware limited liability company and contributed United States Pipe and Foundry Company, LLC, (“U.S. Pipe”), owned by Walter since 1969, to the acquired company’s wholly-owned subsidiary, Mueller Group, LLC (“Predecessor Mueller Group”). In accordance with generally accepted accounting principles, for accounting purposes U.S. Pipe is treated as the acquirer of Predecessor Mueller Group. Accordingly, effective October 3, 2005, U.S. Pipe’s basis of accounting is used for the Company and all financial data for periods prior to October 3, 2005 of the Company included in this report on Form 10-Q, is that of U.S. Pipe. The results of operations of Predecessor Mueller Group are included in the Consolidated Statements of Operations beginning October 3, 2005.

The Company was originally organized as United States Pipe and Foundry Company, Inc. (“Inc.”) and was a wholly-owned subsidiary of Walter, a diversified New York Stock Exchange traded company (NYSE: WLT). On September 23, 2005, Inc. was dissolved and United States Pipe and Foundry Company, LLC was organized in the state of Alabama, and the operations of Inc. were conducted under the form of a limited liability company.

In December 2005, U.S. Pipe changed its fiscal year-end to September 30, which coincides with the fiscal year end of Predecessor Mueller Group. Beginning with the quarter ended December 31, 2005, the Company has three operating segments which are named after its leading brands in each segment: Mueller, U.S. Pipe, and Anvil.

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending September 30, 2006.

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

Share-Based Compensation—On May 25, 2006, the Company adopted the Mueller Water Products, Inc. 2006 Stock Incentive Plan (the “2006 Plan”), which is more fully described in Note 5. The Company records compensation costs for stock options and restricted stock units granted to employees based on the fair value at the grant dates as prescribed by Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment”. The Company records share-based compensation costs as selling, general and administrative in the condensed consolidated statements of operations.

Cash and Cash Equivalents—The Company considers all highly liquid investments with original maturities of ninety days or less when purchased to be cash equivalents. Outstanding checks are netted against cash when there is a sufficient balance of cash available in the Company’s accounts at the bank to cover the outstanding amount and the right of offset exists. Where there is no right of offset against cash balances, outstanding checks are classified along with accounts payable. At June 30, 2006 and September 30, 2005 checks issued but not yet presented to the banks for payment (i.e. the dollar value of bank checks outstanding) were $12.0 million and zero, respectively, and were recorded in accounts payable.

The cash balance as of June 30, 2006 included $123.1 million that was used on July 3, 2006 for the partial redemption of the Company’s outstanding debt, accrued interest and prepayment premiums and other debt repayment costs which is more fully described in Note 15 “Subsequent Events”.

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

Inventories—Inventories are recorded at the lower of cost (first-in, first-out) or market value. Additionally, the Company evaluates its inventory in terms of excess and obsolete exposures. This evaluation includes such factors as anticipated usage, inventory turnover, inventory levels and ultimate product sales value. Inventory cost includes an overhead component that can be affected by levels of production and actual costs incurred. Management periodically evaluates the effects of production levels and costs capitalized as part of inventory.

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

The Company accounts for its asset retirement obligations related to plant and landfill closures in accordance with Statement of Financial Accounting Standards No. 143 (“SFAS 143”). Under SFAS 143, liabilities are recognized at fair value for an asset retirement obligation in the period in which it is incurred and the carrying amount of the related long-lived asset is correspondingly increased. Over time, the liability is accreted to its future value. The corresponding asset capitalized at inception is depreciated over the estimated useful life of the asset.

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

	June 30, 2006	September 30, 2005
	(dollars in millions)
Workers’ compensation liability recorded on a discounted basis	$24.8	$11.9

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

Activity in accrued warranty, included in the caption accrued expenses in the accompanying Consolidated Balance Sheets, was as follows (in millions):

	Three months ended		Nine months ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Accrued balance at beginning of period	$4.4	$1.8	$4.7	$1.8
Accrued warranty of Predecessor Mueller	—	—	1.6	—
Warranty expense	1.4	2.8	3.2	4.5
Settlement of warranty claims	(1.7)	(0.8)	(5.4)	(2.5)
Balance at end of period	$4.1	$3.8	$4.1	$3.8

Deferred Financing Fees—Costs of debt financing are amortized over the life of the related loan agreements, which range from five to eight years. Such costs are reassessed when amendments occur, in accordance with Emerging Issues Task Force (EITF) 96-19, “Debtors Accounting for a Modification or Exchange of Debt Instruments.”

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

Translation of Foreign Currency—Assets and liabilities of the Company’s businesses operating outside of the United States of America that maintain accounts in a functional currency other than U.S. dollars are translated into U.S. dollars using year-end exchange rates. Revenues and expenses are translated at the average exchange rates effective during the year. Foreign currency translation gains and losses are included as a separate component of stockholders’ equity. Gains and losses resulting from foreign currency transactions are included in either cost of sales or selling, general and administrative expense, as appropriate.

Derivative Instruments and Hedging Activities—The Company currently uses interest rate swaps as required in the 2005 Mueller Credit Agreement to reduce the risk of interest rate volatility. The amount to be paid or received from interest rate swaps is charged or credited to interest expense over the lives of the interest rate swap agreements. Changes in the fair value of derivatives are recorded each period in earnings or Accumulated Other Comprehensive Income (Loss), depending on whether or not a derivative is designated and effective as part of a hedge transaction and meets the applicable requirements (see Note 7).

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

Related Party Transactions—The Company purchases foundry coke from an affiliate, Sloss Industries, Inc. for an amount that approximates the market value of comparable transactions. Costs included in cost of sales related to purchases from Sloss Industries, Inc. were $4.8 million and $6.5 million for the three months ended June 30, 2006 and 2005, respectively, and $15.6 million and $16.7 million for the nine months ended June 30, 2006 and 2005, respectively.

Other services that Sloss Industries, Inc. provides to the Company include the delivery of electrical power to one of the Company’s facilities, rail car switching and the leasing of a distribution facility. The total of these other services included in the Company’s operating expenses were $0.5 million and $0.4 million for the three months ended June 30, 2006 and 2005, respectively, and $1.3 million and $1.2 million for the nine months ended June 30, 2006 and 2005, respectively.

Related Party Allocations—Certain costs incurred by Walter such as insurance, executive salaries, professional service fees, human resources, transportation, healthcare and other centralized business functions are allocated to its subsidiaries. Certain costs that were considered directly related to the U.S. Pipe segment were charged to the Company and included in selling, general and administrative expenses. These costs were approximately $0.6 million and $0.4 million for the three months ended June 30, 2006 and 2005, respectively, and approximately $1.5 million and $1.2 million for the nine months ended June 30, 2006 and 2005. Costs incurred by Walter that cannot be directly attributed to its subsidiaries are allocated to them based on estimated annual revenues. Such costs were allocated to the Company and are recorded in the caption, related party corporate charges, in the accompanying Consolidated Statements of Operations and were approximately $2.3 million and $1.8 million for the three months ended June 30, 2006 and 2005, respectively, and approximately $6.1 million and $5.5 million for the nine months ended June 30, 2006 and 2005, respectively.

While the Company considers the allocation of such costs to be reasonable, in the event the Company was not affiliated with Walter, these costs may increase or decrease.

Certain of the Company’s employees have been granted Walter restricted stock units and stock options under Walter’s stock-based compensation plans. The Company has expensed $0.2 million and $0.5 million related to the stock-based compensation costs allocated from Walter for the three and nine months ended June 30, 2006, respectively.

During the three months ended June 30, 2006, the Company recorded $1.4 million of interest income receivable related to the $20.0 million note receivable from Walter. This amount is included in Interest Expense, net of Interest Income on the consolidated statement of operations.

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

The estimated fair values of the assets and liabilities acquired are as follows (dollars in millions):

Inventory	$2.1
Intangible assets	6.7
Net assets acquired	$8.8

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

Walter’s acquisition of Predecessor Mueller Water has been accounted for as a business combination with U.S. Pipe considered the acquirer for accounting purposes. Assets acquired and liabilities assumed were recorded at their fair values as of October 3, 2005. The total purchase price of $932.9 million is comprised of (dollars in millions):

Acquisition of the outstanding common stock of Predecessor Mueller Water	$918.1
Acquisition-related transaction costs	14.8
Total purchase price	$932.9

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

Receivables, net	$177.4
Inventory	373.2
Property, plant and equipment	215.7
Identifiable intangible assets	856.9
Goodwill	651.2
Net other assets	415.5
Net deferred tax liabilities	(345.9)
Debt	(1,411.1)
Total purchase price allocation	$932.9

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

Finished goods inventory is valued at estimated selling price less cost of disposal and reasonable profit allowance for the selling effort. Work in process inventory is valued at estimated selling price of finished goods less costs to complete, cost of disposal and a reasonable profit allowance for the completing and selling effort. Raw materials are valued at book value, which approximates current replacement cost. The carrying value of inventories include $70.2 million in excess of Predecessor Mueller’s carrying value, of which nothing was charged to cost of sales during the three months ended June 30, 2006 and $70.2 million was charged to cost of sales during the nine months ended June 30, 2006.

Property, plant and equipment are valued at the current replacement cost as follows (in millions):

		Depreciation Period
Land	$14.1	Indefinite
Buildings	51.8	5 to 14 years
Machinery and equipment	136.6	3 to 5 years
Other	13.2	3 years
Total property, plant and equipment	$215.7

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

Identifiable intangible assets were as follows (dollars in millions):

		Amortization Period
Trade name and trademark	$403.0	Indefinite
Technology	56.3	10 years
Customer relationships	397.6	16 and 19 years
Total identifiable intangible assets	$856.9

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

The following table of unaudited pro forma results of operations of Predecessor Mueller Group and U.S. Pipe for the three and nine months ended June 30, 2005 is presented as if the Acquisition and borrowings under the 2005 Mueller Credit Agreement had taken place on October 1, 2004 and were carried forward through June 30, 2005.

The unaudited pro forma amounts are not intended to represent or be indicative of the consolidated results of operations that would have been reported had the Acquisition and borrowings under the 2005 Mueller Credit Agreement been completed as of the dates presented, and should not be taken as representative of the future consolidated results of operations of the Company.

	Three months ended	Nine months ended
	June 30, 2005	June 30, 2005
	(dollars in millions)
	(unaudited)
Net sales	$458.9	$1,266.1
Net income	$16.5	$12.0

The pro forma amounts are based on the historical results of operations and are adjusted for amortization of definite-lived intangibles of $5.9 million and $17.7 million for the three and nine months ended June 30, 2005, respectively; depreciation of property, plant and equipment of ($0.2) million and ($0.6) million for the three and nine months ended June 30, 2005, respectively; interest expense of $5.9 million and $18.8 million for the three and nine months ended June 30, 2005, respectively; and

amortization of financing fees related to the 2005 Mueller Credit Agreement of ($0.1) million and $2.3 million for the three and nine months ended June 30, 2005, respectively.

Note 4.   Facility Rationalization, Restructuring and Related Costs

On April 20, 2006, the Company announced the closure of the Mueller Canada valve and hydrant manufacturing facility in Milton, Ontario, Canada, which is included in the Company’s Mueller segment. The eventual closure of the facility is expected to occur by the end of fiscal year 2006, resulting in the termination of approximately 130 employees. The transfer of production to other Mueller facilities began in the third quarter of fiscal 2006. Total estimated costs related to this closure are $3.9 million, of which $2.5 million, consisting of termination benefits, and $0.2 million, consisting of fixed asset impairment charges, were recorded as adjustments to goodwill in the three months ended June 30, 2006. Other estimated costs of $1.2 million, associated with relocating the Milton warehouse and equipment, will be expensed as incurred. The restructuring costs are recorded to goodwill as the overall plan to close the facility was identified prior to the Acquisition.

On January 26, 2006, the Company announced the closure of the Henry Pratt valve manufacturing facility in Dixon, Illinois, which is included in the Company’s Mueller segment. The eventual closure of the facility is expected to occur by the end of the fiscal year 2006, resulting in the termination of approximately 100 employees. Total estimated costs related to this closure are $3.4 million, of which $1.0 million, consisting of termination benefits, and $1.4 million, consisting of fixed asset impairment charges, were recorded as adjustments to goodwill. The remaining other estimated costs of $1.0 million include costs to transfer and install equipment and temporary outsourcing of manufacturing and will be expensed when incurred. During the three and nine months ended June 30, 2006, $0.7 million and $1.0 million, respectively, of termination benefits and $1.4 million and $1.4 million, respectively, of fixed asset impairment charges were recorded as adjustments to goodwill. The restructuring costs are recorded to goodwill as the overall plan to close the facility was identified prior to the Acquisition.

On October 26, 2005, Walter announced plans to close U.S. Pipe’s Chattanooga, Tennessee plant and transfer the valve and hydrant production of that plant to Mueller’s Chattanooga, Tennessee and Albertville, Alabama plants. The eventual closure of the U.S. Pipe Chattanooga plant is expected to occur in calendar 2006, resulting in the termination of approximately 340 employees. Total exit costs are expected to approximate $49.9 million of which approximately $28.6 million qualify as restructuring and impairment charges. The remaining exit costs of $21.3 million were comprised of an inventory write-down totaling $11.4 million, a $9.0 million write-off of unabsorbed overhead costs, and $0.9 million of other related costs, of which $3.1 million and $21.3 million were recognized in cost of sales during the three months and nine months ended June 30, 2006, respectively.

Total estimated restructuring and impairment charges and the amounts recorded to restructuring expenses are as follows (in millions):

		Restructuring & impairment charges expensed
	Total estimated restructuring costs	For the three months ended June 30, 2006	For the nine months ended June 30, 2006
	(dollars in millions)
Termination benefits	$3.8	$0.4	$3.8
Other employee-related costs	3.3	(0.6)	3.3
Other associated costs	2.1	—	2.1
Impairment of property, plant and equipment	19.4	0.4	19.4
Total	$28.6	$0.2	$28.6

Termination benefits relating to the U.S. Pipe Chattanooga plant closure of $3.8 million consist primarily of severance related to staff reductions of hourly and salaried personnel. In addition, the Company recognized other employee-related costs (benefits) of approximately $(0.6) million and $3.3 million related to pension and other postretirement benefit obligations during the three and nine months ended June 30, 2006, respectively.

Other associated costs of $2.1 million principally include environmental liabilities.

Property impairment charges of $0.4 million and $19.4 million were recorded during the three and nine months ended June 30, 2006, respectively.

Activity in accrued restructuring was as follows (dollars in millions):

	For the three months ended June 30, 2006	For the nine months ended June 30, 2006
Beginning balance	$3.6	$—
Restructuring expenses accrued	0.7	6.2
Restructuring accruals allocated to goodwill for plant closures identified prior to the Acquisition	3.8	3.8
Restructuring payments and charges	(2.0)	(3.9)
Ending balance	$6.1	$6.1

Note 5.   Share-Based Compensation Plans

The stockholders of Mueller Water approved the 2006 Stock Incentive Plan (the “2006 Plan”), under which an aggregate of 8.0 million shares of Mueller Water’s common stock have been reserved for grant and issuance of awards of incentive stock options, nonstatutory stock options, restricted stock bonuses, restricted stock purchase rights, stock appreciation rights, phantom stock units, restricted stock units, performance share bonuses and performance share units. Generally, all of the employees (including executive officers), members of the Board of Directors, and employees of its designated subsidiaries and its affiliates are eligible to participate in the 2006 Plan.

Under the 2006 Plan, an award becomes exercisable at such times and in such installments as set by the Compensation Committee of the Board of Directors (generally, vesting occurs over three years in equal annual increments), but no award will be exercisable after the tenth anniversary of the date on which it is granted.

The Company records compensation costs for stock options and restricted stock units granted to employees based on the fair value at the grant dates as prescribed by SFAS No. 123(R), “Share-Based Payment”, which requires that compensation costs related to share-based payment transactions be recognized in the financial statements over the period that an employee provides service in exchange for the award. The Company uses the modified prospective method, under which compensation cost for new and modified awards is recorded over the related vesting period of such awards.

The effect of share-based compensation on the financial performance of the Company for the three and nine months ended June 30, 2006 was as follows (in millions, except per share data):

	For the three months ended June 30, 2006	For the nine months ended June 30, 2006
Decrease in income from operations before income taxes	$0.5	$0.5
Decrease in net income	$0.2	$0.2
Cash outflow from operating activities	$—	$—
Cash inflow from financing activities	$—	$—
Decrease in basic and diluted earnings per share	$—	$—

During the three months and nine months ended June 30, 2006, the Company recorded share-based compensation expense associated with the 2006 Plan of approximately $0.5 million. These amounts are reflected in selling, general and administrative expenses and have been allocated to the reportable segments.

In addition to the share-based compensation expense associated with the 2006 Plan, certain of the Company’s employees have been granted Walter restricted stock units and stock options under Walter’s share-based compensation plans. The Company has expensed $0.2 million and $0.5 million related to the share-based compensation costs allocated from Walter for the three and nine months ended June 30, 2006, respectively.

A summary of activity related to stock options under the 2006 Plan as of June 30, 2006 and changes during the three months then ended is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
($ millions)
Outstanding at March 31, 2006	—	$—
Granted	85,600	16.00
Exercised	—	—
Cancelled	—	—
Outstanding at June 30, 2006	85,600	16.00	9.9	$0.1
Exercisable at June 30, 2006	—	$—	—	$—

Weighted average assumptions used to determine the grant-date fair value of options granted during the three months ended June 30, 2006 under the Black-Scholes method were:

Risk-free interest rate	5.05%
Dividend yield	0.44%
Expected life (years)	6.00
Volatility	31.80%
Forfeiture rate	5.00%

The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of grant and has a term equal to the expected life. The expected dividend yield is based on the Company’s estimated annual dividend payout at grant date. The expected term of the options represents the period of time the options are expected to be outstanding. Expected volatility is based on management’s best estimate using the most recently disclosed data from a group of comparable companies. The Company incorporated the volatility data from comparable companies because of its limited historical share price information since the Company’s IPO on June 1, 2006. Since the Company’s 2006 Plan is at its inception, the Company does not have a sufficient history to estimate the expected pre-vesting forfeiture rate. Since the structure and terms of the plan are very similar to Walter’s plan, the Company has decided it would be reasonable to use a pre-vesting forfeiture rate similar to Walter’s current historical rate of approximately 5% as an initial estimate for the Company’s plan. This initial estimate will be re-evaluated as the Company accumulates actual experience with the passage of time.

Approximately 1.1 million restricted stock units were granted during the three months ended June 30, 2006 and were outstanding at June 30, 2006. At June 30, 2006, the weighted-average remaining contractual term on the Company’s restricted stock units was 2.9 years.

The weighted-average grant-date fair value of stock options and restricted stock units granted during the three months and nine months ended June 30, 2006 was $6.52 for stock options and $16.00 for restricted stock units. There were no stock options exercised during the three months ended June 30, 2006. As of June 30, 2006, there was approximately $17.8 million of unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the 2006 Plan; that cost is to be recognized over the three year period during which they vest.

Note 6.   Borrowing Arrangements

Long-Term Debt—Long-term debt consists of the following obligations:

	June 30, 2006	September 30, 2005
	(dollars in millions)
2005 Mueller Credit Agreement	$795.7	$—
10% senior subordinated notes(1)	331.7	—
Capital lease obligations	2.4	—
	1,129.8	—
Less current portion	(119.2)	—
	$1,010.6	$—

       (1) The value of the 10% senior subordinated notes were recorded at fair value at October 3, 2005 which was an increase of $18.9 million over Predecessor Mueller. This amount is amortized over the life of the notes as a reduction to interest expense. As of June 30, 2006, the unamortized fair value adjustment was $16.7 million.

2005 Mueller Credit Agreement:   On October 3, 2005, the Company entered into a credit agreement (the “2005 Mueller Credit Agreement”) consisting of a $145 million senior secured revolving credit facility maturing in October 2010 (the “2005 Mueller Revolving Credit Facility”) and a $1,050 million senior secured term loan maturing in October 2012 (the “2005 Mueller Term Loan”). The 2005 Mueller Credit Agreement is a secured obligation of the Company and substantially all of its wholly-owned domestic subsidiaries. The 2005 Mueller Term Loan requires quarterly principal payments of $2.0 million through October 3, 2012, at which point in time the remaining principal outstanding is due. The commitment fee on the unused portion of the 2005 Mueller Revolving Credit Facility is 0.50% and the interest rate is a floating interest rate of 2.5% over LIBOR. The 2005 Mueller Term Loan carries a floating interest rate of 2.25% over LIBOR. As of June 30, 2006, the weighted average interest rate including interest rate swaps was 7.2% and the weighted average interest rate excluding interest rate swaps was 7.5%.

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

On June 1, 2006, the Company used $246.0 million of the $369.1 million contributed to it by Mueller Water from the proceeds from Mueller Water’s IPO for a partial redemption of the outstanding 2005 Mueller Term Loan. A $4.1 million portion of the deferred financing fees related to the 2005 Mueller Term Loan was written off to interest expense as a result of this transaction during the three months ended June 30, 2006. In addition to this transaction, the Company paid $1.0 million of the outstanding 2005 Mueller Term Loan during the three months ended June 30, 2006.

10% Senior Subordinated Notes:   In 2004, the Company issued $315 million principal face amount of 10% senior subordinated notes due 2012. The senior subordinated notes are guaranteed by each of the Company’s existing domestic restricted subsidiaries. The subordinated notes contain customary covenants and events of default, including covenants that limit the Company’s ability to incur debt, pay dividends and make investments. The effective interest rate was 8.0% as of the June 30, 2006 market value of the the notes.

On July 3, 2006, the Company used $123.1 million of the $429.3 million in proceeds from the Company’s IPO for a partial redemption of $116.1 million of the senior subordinated notes, plus accrued interest of $1.8 million. The Company will record a $2.5 million charge to interest expense for the write-off of deferred financing fees.

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

The Company recorded an unrealized gain from its interest rate swap contracts, net of tax, of $5.3 million at June 30, 2006 in Accumulated Other Comprehensive Income (Loss).

Forward Foreign Currency Exchange Contracts—The Company entered into forward exchange contracts primarily to hedge currency fluctuations from transactions (primarily an intercompany loan and anticipated inventory purchases) denominated in foreign currencies, thereby limiting the risk that would otherwise result from changes in foreign currency exchange rates. The majority of the Company’s exposure to currency fluctuations is in Canada. Gains and losses on the forward foreign currency exchange contracts are expected to be offset by losses / gains on identified underlying foreign currency exchange transactions. As of June 30, 2006, the Company had entered into forward foreign currency exchange contracts at a notional amount of $8.7 million to protect anticipated inventory purchases over the next three months by its Canadian operations. With these hedges, the Company purchases U.S. dollars and sells Canadian dollars at an average exchange rate of $0.885.

The Company has also entered into hedges protecting the Company from currency fluctuations from its Canadian-denominated intercompany loan. The hedges have a notional value of $37.3 million and mature over the next three years. With these hedges, the Company sells Canadian dollars for U.S. dollars at an exchange rate of $0.8681. Gains or losses on these hedges will be recorded in earnings. The loss on the hedges for the three months and nine months ended June 30, 2006 was $1.6 million and $1.6 million, respectively.

Note 8.   Interest Expense Arising from Related Party Payable to Walter Industries

Interest expense associated with the outstanding debt payable to Walter was allocated to the Company up to the date of the Acquisition based upon the outstanding balance of the intercompany note. On October 3, 2005, the intercompany note to Walter of $443.6 million was forgiven and contributed to capital. Intercompany interest expense was zero and $4.9 million for the three months ended June 30, 2006 and 2005, respectively, and was zero and $15.9 million for the nine months ended June 30, 2006 and 2005, respectively.

Note 9.   Pension and Other Postretirement Benefits

The components of net periodic benefit cost for pension and postretirement benefits for the three months and nine months ended June 30, 2006 and 2005 are as follows:

	Pension Benefits		Other Benefits
	For the three months ended June 30,		For the three months ended June 30,
	2006	2005	2006	2005
	(dollars in millions)
Components of net periodic benefit cost:
Service cost	$2.0	$1.3	$0.1	$0.1
Interest cost	4.7	3.1	0.4	0.3
Expected return on plan assets	(4.9)	(3.5)	—	—
Amortization of prior service cost	—	0.1	(0.7)	(0.6)
Amortization of net loss (gain)	1.2	0.8	(0.3)	(0.2)
Curtailment and termination benefits loss (gain)	0.1	—	(0.6)	—
Net periodic benefit cost	$3.1	$1.8	$(1.1)	$(0.4)

	Pension Benefits		Other Benefits
	For the nine months ended June 30,		For the nine months ended June 30,
	2006	2005	2006	2005
	(dollars in millions)
Components of net periodic benefit cost:
Service cost	$5.9	$3.7	$0.5	$0.3
Interest cost	14.1	9.4	1.0	1.0
Expected return on plan assets	(14.7)	(10.1)	—	—
Amortization of prior service cost	0.2	0.3	(1.9)	(1.9)
Amortization of net loss (gain)	3.5	2.4	(0.7)	(0.6)
Curtailment and termination benefits loss (gain)	5.0	—	(1.7)	0.3
Net periodic benefit cost	$14.0	$5.7	$(2.8)	$(0.9)

The curtailment and termination benefits loss (gain) shown in the schedule above are related to the closure of the U.S. Pipe Chattanooga, Tennessee plant as described in Note 4. These components of net periodic benefit cost for pension and postretirement plans were charged to restructuring expense in the statement of operations.

For the three months and nine months ended June 30, 2006, the Company had contributions to its pension plans of $2.9 million. The Company anticipates contributing approximately $5.3 million to fund its pension plans in fiscal 2006 and may make further discretionary payments.

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

Identifiable intangible assets consist of the following:

	June 30, 2006
	Cost	Accumulated Amortization
	(dollars in millions)
Definite-lived intangible assets
Technology	$63.0	$4.9
Customer relationships	397.6	16.1
	460.6	21.0
Indefinite-lived intangible assets
Trade name and trademarks	403.0	—
	$863.6	$21.0

Identifiable intangible assets, net, were $842.6 million at June 30, 2006, compared to zero at September 30, 2005. The increase primarily represents the allocation of purchase price of the Acquisition of $855.9 million as of October 3, 2005. During the three months ended March 31, 2006, there was an addition of $6.7 million of technology intangibles related to the acquisition of CCNE, L.L.C. in January 2006. During the three months ended June 30, 2006 there was an adjustment to the purchase price allocation of the Acquisition to increase customer relationships by $1.0 million and decrease goodwill by the same amount. Amortization expense was $7.4 million and $21.0 million for the three and nine months ended June 30, 2006, respectively.

Goodwill was $722.5 million at June 30, 2006, compared to $58.4 million at September 30, 2005. The following adjustments have been recorded during the nine months ended June 30, 2006:

(dollars in millions)
Balance at September 30, 2005	$58.4
Allocation of the purchase price of Predecessor Mueller, as adjusted	661.6
Final working capital and cash adjustments to the purchase price of Predecessor Mueller	(10.5)
Acquisition of Hunt Industries	6.8
Restructuring items allocated to goodwill for plant closures identified prior to the Acquisition	6.2
Balance at June 30, 2006	$722.5

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

Note 11.   Supplementary Balance Sheet Information

Selected supplementary balance sheet information is presented below:

	June 30, 2006	September 30, 2005
	(dollars in millions)
Inventories
Purchased materials and manufactured parts	$75.8	$30.6
Work in process	119.0	15.5
Finished goods	271.4	101.1
	$466.2	$147.2

	June 30, 2006	September 30, 2005
	(dollars in millions)
Property, plant and equipment
Land	$25.6	$11.3
Buildings	89.0	33.8
Machinery and equipment	534.1	401.7
Other	39.7	16.2
Accumulated depreciation	(350.2)	(313.8)
	$338.2	$149.2

	June 30, 2006	September 30, 2005
	(dollars in millions)
Accrued expenses and other liabilities
Vacations and holidays	$14.7	$4.5
Workers’ compensation and comprehensive liability	6.4	2.9
Accrued payroll and bonus	17.3	3.9
Accrued sales commissions	4.3	1.0
Accrued other taxes	6.2	2.1
Accrued warranty claims	4.1	4.7
Accrued environmental claims	3.4	4.0
Accrued income taxes	8.9	5.5
Accrued cash discounts and rebates	18.5	4.8
Accrued interest	11.1	—
Other	25.0	1.3
	$119.9	$34.7

Note 12.   Supplementary Income Statement Information

The components of interest expense, net of interest income are presented below:

	Three months ended		Nine months ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
	(dollars in millions)
Interest expense, net of interest income:
Interest expense	$24.5	$—	$75.1	$0.3
Deferred financing fee amortization	1.1	—	3.3	—
Write off of bridge loan commitment fees	—	—	2.5	—
Write off of deferred financing fees	4.1	—	4.1	—
Interest rate swap gains	—	—	(0.5)	—
Total interest expense	29.7	—	84.5	0.3
Interest income	(2.1)	—	(2.9)	—
Total interest expense, net of interest income	$27.6	$—	$81.6	$0.3

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

On June 1, 2006, the Company used $246.0 million of the $369.1 million contributed to it by Mueller Water from the proceeds from Mueller Water’s initial public offering to prepay a portion of the outstanding 2005 Mueller Term Loan. A $4.1 million portion of the deferred financing fees related to the 2005 Mueller Term Loan was written off as a result of this transaction during the three months ended June 30, 2006.

Note 13.   Segment Information

Prior to the Acquisition on October 3, 2005, the Company had one segment—U.S. Pipe. As of June 30, 2006, the Company’s operations consisted of three operating segments: Mueller, U.S. Pipe and Anvil. These segments are organized based on products and are consistent with how the operating segments are managed, how resources are allocated, and how information is used by the chief operating decision maker. The Mueller segment is a manufacturer of valves, fire hydrants and other related products utilized in the distribution of water and gas and in water and wastewater treatment facilities. The U.S. Pipe segment is a manufacturer of ductile iron pressure pipe, fittings and other cast iron products used primarily for major water and wastewater transmission and collection systems. The Anvil segment is a manufacturer of cast iron and malleable iron pipe fittings, ductile iron couplings and fittings, pipe hangers and other related products for the fire protection, plumbing, heating, mechanical, construction, retail hardware and other related industries. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

Intersegment sales and transfers are made at established intersegment selling prices generally intended to cover costs. The determination of segment earnings does not reflect allocations of certain corporate expenses not directly attributable to segment operations and intersegment eliminations, which is designated as Corporate in the segment presentation, and is before interest expense, net of interest income, and income taxes. Corporate expenses include those costs incurred by Mueller’s corporate function and do not include any allocated costs from Walter. Costs allocated by Walter to the Company are recorded in the determination of U.S. Pipe’s operating income. Corporate costs include those costs related to financial and administrative matters, treasury, risk management, human resources, legal counsel, and tax functions. Corporate assets include cash, deferred tax assets and deferred financing fees. These assets have not been pushed down to the Company’s segments and are maintained as Corporate items. Therefore, segment earnings are not reflective of results on a stand-alone basis. See also Note 2 regarding Related Party Allocations from Walter which are recorded by U.S. Pipe and Corporate and are reflected in the Company’s consolidated SG&A expenses.

Segment assets consist primarily of accounts receivable, inventories, property, plant and equipment, goodwill, and identifiable intangibles. Summarized financial information for the Company’s segments follows:

	Three months ended June 30,		Nine months ended June 30,
	2006	2005	2006	2005
	(dollars in millions)
Net sales:
Mueller	$225.5	$—	$599.0	$—
U.S. Pipe	143.8	162.0	434.6	427.8
Anvil	136.5	—	396.7	—
Consolidating eliminations	(5.8)	—	(15.0)	—
Consolidated	$500.0	$162.0	$1,415.3	$427.8
Income (loss) from operations:
Mueller	$56.8	$—	$92.2	$—
U.S. Pipe	7.6	10.3	(27.4)	11.6
Anvil	12.2	—	15.7	—
Corporate expense(1)	(7.4)	—	(22.7)	—
Consolidating eliminations	0.2	—	(0.4)	—
Consolidated	$69.4	$10.3	$57.4	$11.6
Depreciation and amortization:
Mueller	$13.0	$—	$37.9	$—
U.S. Pipe	5.4	6.6	17.0	19.7
Anvil	6.2	—	17.5	—
Corporate	—	—	0.2	—
Consolidated	$24.6	$6.6	$72.6	$19.7
Facility rationalization, restructuring and related costs:
Mueller	$—	$—	$—	$—
U.S. Pipe	0.2	—	28.6	—
Anvil	—	—	—	—
Consolidated	$0.2	$—	$28.6	$—
Capital expenditures:
Mueller	$9.7	$—	$24.1	$—
U.S. Pipe	3.8	4.5	14.3	15.7
Anvil	3.6	—	9.5	—
Corporate	—	—	0.1	—
Consolidated	$17.1	$4.5	$48.0	$15.7

       (1) Includes certain expenses not allocated to segments.

	June 30, 2006	September 30, 2005
	(dollars in millions)
Total assets:
Mueller	$1,794.8	$—
U.S. Pipe	401.1	495.4
Anvil	483.8	—
Corporate	308.0	—
Consolidated	$2,987.7	$495.4
Goodwill:
Mueller	$595.5	$—
U.S. Pipe	58.4	58.4
Anvil	68.6	—
Consolidated	$722.5	$58.4
Identifiable intangibles:
Mueller	$753.7	$—
U.S. Pipe	—	—
Anvil	88.9	—
Consolidated	$842.6	$—

Geographical area information with respect to net sales, as determined by the location of the customer invoiced, and property, plant and equipment—net, as determined by the physical location of the assets, were as follows:

	Three months ended June 30, 2006	Three months ended June 30, 2005	Nine months ended June 30, 2006	Nine months ended June 30, 2005
	(dollars in millions)
Net sales:
United States	$430.8	$158.1	$1,249.1	$416.8
Canada	67.4	—	161.3	—
Other Countries	1.8	3.9	4.9	11.0
	$500.0	$162.0	$1,415.3	$427.8

	June 30, 2006	September 30, 2005
	(dollars in millions)
Property, plant and equipment, net:
United States	$317.8	$149.2
Canada	18.9	—
Other Countries	1.5	—
	$338.2	$149.2

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

Environmental Matters

The Company is subject to a wide variety of laws and regulations concerning the protection of the environment, both with respect to the construction and operation of many of its plants and with respect to remediating environmental conditions that may exist at its own and other properties. The Company believes that it is in substantial compliance with federal, state and local environmental laws and regulations. The Company accrues for environmental expenses resulting from existing conditions that relate to past operations when the costs are probable and reasonably estimable. Expenses charged to the statement of operations for compliance of ongoing operations and for remediation of environmental conditions arising from past operations were approximately $0.6 million and $0.2 million in the three months ended June 30, 2006 and 2005, respectively, and were approximately $1.8 million and $0.5 million in the nine months ended June 30, 2006 and 2005, respectively. Because environmental laws and regulations continue to evolve and because conditions giving rise to obligations and liabilities under environmental laws are in some circumstances not readily identifiable, it is difficult to forecast the amount of such future environmental expenditures or the effects of changing standards on future business operations or results. Consequently, the Company can give no assurance that such expenditures will not be material in the future. The Company capitalizes environmental expenditures that increase the life or efficiency of property or that reduce or prevents environmental contamination. Capital expenditures for environmental requirements are anticipated to average approximately $6.3 million per year in the next five years. Capital expenditures for environmental requirements were approximately $0.5 million and $0.2 million in the three months ended June 30, 2006 and 2005, respectively, and were approximately $1.5 million and $1.6 million in the nine months ended June 30, 2006 and 2005, respectively.

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

The Los Angeles Department of Water and Power, ex rel. Nora Armenta (“Armenta”) filed suit against the Company’s subsidiaries, James Jones Company and Mueller Co. (Superior Court, Los Angeles County, California; Case No. BC 173487) on June 27, 1997. In addition, the City of Banning (“City of Banning”) filed suit against the Company’s subsidiaries, James Jones Company and Mueller Co. (Superior Court, Los Angeles County; Case No. BC 321513) on September 15, 2004. The Armenta matter is a false claims lawsuit brought on behalf of cities, water districts and municipalities alleging that the defendants sold allegedly non-conforming public water system parts to various government entities. The lawsuit seeks consequential damages, penalties and punitive damages relating to the repair and replacement of the water systems to remove the allegedly non-conforming parts. Mueller Co., which had also been named as a defendant in the Armenta matter, brought a summary judgment motion and was dismissed from this litigation in January 2004; James Jones Company remains a defendant in the action. On September 15, 2004, the Armenta trial court ruled against the intervention of approximately 30 municipalities that had failed to intervene within the time deadlines previously specified by the court. The trial court also ruled that the majority of municipalities that had purchased James Jones products from contractors or distributors, were not in privity with the James Jones Company and were not entitled to punitive damages. Following the Armenta court’s ruling, the water districts and municipalities filed the City of Banning action against the James Jones Company and Watts (former parent company of James Jones Company), alleging fraud and intentional misrepresentation. This lawsuit is based on the same underlying facts as the Armenta lawsuit. Any liability associated with these lawsuits is covered by the Tyco indemnity, and the defense is being paid for and conducted by Tyco, all in accordance with the indemnity obligation of Tyco described above in Environmental Matters.

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

Commitments and Contingencies—Other

As part of the acquisition on January 15, 2004 of the business of Star Pipe, Inc. (“Star”), Anvil has agreed to a future payment to be made to the seller of Star to the extent that the gross profit of the acquired business exceeds a targeted gross profit. The maximum potential payment amount is $23 million. Management currently estimates the payment could total approximately $3 million to $6 million for the payment period that began February 1, 2004 and ends January 31, 2007. The payment amount indicated above is based on management’s best estimate, but the actual adjustment could be materially different. The liability for such payment will be recorded at the end of the payment period, in accordance with the purchase agreement, with a corresponding increase to goodwill.

In the opinion of management, accruals associated with contingencies incurred in the normal course of business are sufficient. Resolution of existing known contingencies is not expected to significantly affect the Company’s financial position and result of operations.

Note 15.   Subsequent Events

On July 3, 2006, the Company used $123.1 million of cash proceeds contributed to it by Mueller Water from the IPO for a partial redemption of $116.1 million of the senior subordinated notes, plus accrued interest of $1.8 million. The Company will record a $2.5 million charge to interest expense for the write-off of deferred financing fees.

Note 16.   New Accounting Pronouncements

In June 2006, the FASB ratified EITF No. 06-3 “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)” (“EITF 06-3”). EITF 06-3 addresses the income statement presentation of any tax collected from customers and remitted to a government authority and concludes the presentation of taxes on either a gross basis or a net basis is an accounting policy decision that should be disclosed pursuant to APB Opinion No. 22 “Disclosure of Accounting Policies.” This is effective for interim and annual reporting periods beginning after December 15, 2006 and will require the financial statement disclosure of any significant taxes recognized on a gross basis. The Company has not yet determined what effect, if any, the adoption of this interpretation will have on its consolidated financial statements.

In July 2006, the FASB issued final Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes”, which defines the minimum recognition threshold a tax provision must meet before being recognized in the financial statements. This interpretation also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods, and income tax disclosures. FIN No. 48 applies to all tax positions related to income taxes subject to SFAS No. 109, “Accounting for Income Taxes”. The Company has not yet determined what effect, if any, the adoption of this interpretation, which becomes effective October 1, 2007, will have on its consolidated financial statements.

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

Prior to the Acquisition on October 3, 2005, U.S. Pipe was not a Guarantor Company of the senior subordinated notes issued by Predecessor Mueller Group. See Note 18 for further discussion of Predecessor Mueller Group. The Consolidating Statements of Operations for the three and nine months ended June 30, 2006 and the Consolidating Statement of Cash Flows for the nine months ended June 30, 2006 and the Consolidating Balance Sheet as of June 30, 2006 reflect the results of the Company.

Consolidating Statement of Operations
For Mueller Group, LLC
For the Three Months Ended June 30, 2006

	Issuer	Guarantor Companies(1)	Non-Guarantor Companies	Consolidating Eliminating	Consolidated
	(dollars in millions)
Net sales	$—	$445.4	$54.6	$—	$500.0
Cost of sales	—	321.9	43.6	—	365.5
Gross profit	—	123.5	11.0	—	134.5
Selling, general and administrative	—	55.8	6.8	—	62.6
Related party corporate charges	—	2.3	—	—	2.3
Facility rationalization, restructuring and related costs	—	0.2	—	—	0.2
Income from operations	—	65.2	4.2	—	69.4
Interest expense, net of interest income	(27.5)	(0.1)	—	—	(27.6)
Income (loss) before income tax expense (benefit)	(27.5)	65.1	4.2	—	41.8
Income tax expense (benefit)	(6.2)	22.2	2.2	—	18.2
Equity income (loss) from subsidiaries	44.9	2.0	—	(46.9)	—
Net income (loss)	$23.6	$44.9	$2.0	$(46.9)	$23.6

Consolidating Statement of Operations
For Mueller Group, LLC
For the Nine Months Ended June 30, 2006

	Issuer	Guarantor Companies(1)	Non-Guarantor Companies	Consolidating Eliminating	Consolidated
	(dollars in millions)
Net sales	$—	$1,274.4	$140.9	$—	$1,415.3
Cost of sales	—	1,032.3	110.4	—	1,142.7
Gross profit	—	242.1	30.5	—	272.6
Selling, general and administrative	—	160.7	19.8	—	180.5
Related party corporate charges	—	6.1	—	—	6.1
Facility rationalization, restructuring and related costs	—	28.6	—	—	28.6
Income (loss) from operations	—	46.7	10.7	—	57.4
Interest expense, net of interest income	(81.8)	(0.2)	0.4	—	(81.6)
Income (loss) before income tax expense (benefit)	(81.8)	46.5	11.1	—	(24.2)
Income tax expense (benefit)	(26.7)	15.2	3.6	—	(7.9)
Equity income (loss) from subsidiaries	38.8	7.5	—	(46.3)	—
Net income (loss)	$(16.3)	$38.8	$7.5	$(46.3)	$(16.3)

Consolidating Balance Sheet
For Mueller Group, LLC
June 30, 2006

	Issuer	Guarantor Companies(1)	Non-Guarantor Companies	Consolidating Eliminations	Consolidated
	(dollars in millions)
Assets
Cash and cash equivalents	$185.7	$(11.8)	$3.4	$—	$177.3
Receivables, net	—	273.0	36.2	—	309.2
Inventories	—	404.0	62.2	—	466.2
Deferred income taxes	—	58.1	—	—	58.1
Prepaid expenses	—	28.3	2.5	—	30.8
Total current assets	185.7	751.6	104.3	—	1,041.6
Property, plant and equipment, net	3.1	314.8	20.3	—	338.2
Deferred financing fees, net	22.5	—	—	—	22.5
Due from parent, Walter Industries	—	10.8	—	—	10.8
Identifiable intangibles, net	—	842.6	—	—	842.6
Goodwill	—	722.5	—	—	722.5
Other non-current assets	—	9.5	—	—	9.5
Investment in subsidiaries	2,690.2	48.4	—	(2,738.6)	—
Total assets	$2,901.5	$2,700.2	$124.6	$(2,738.6)	$2,987.7
Liabilities
Accounts payable	$12.3	$92.8	$12.0	$—	$117.1
Current portion of long-term debt	118.2	1.0	—	—	119.2
Accrued expenses	11.1	101.1	7.7	—	119.9
Payable to affiliate, Sloss Industries	—	2.0	—	—	2.0
Total current liabilities	141.6	196.9	19.7	—	358.2
Intercompany accounts	625.2	(680.4)	55.2	—	—
Long-term debt	1,009.2	1.4	—	—	1,010.6
Accrued pension liability	—	105.3	(1.0)	—	104.3
Accumulated postretirement benefits obligation	—	47.0	—	—	47.0
Deferred income taxes	—	314.4	2.3	—	316.7
Other long-term liabilities	—	25.4	—	—	25.4
Total liabilities	1,776.0	10.0	76.2	—	1,862.2
Shareholder’s equity (deficit)
Total shareholder’s equity (deficit)	1,125.5	2,690.2	48.4	(2,738.6)	1,125.5
Total liabilities and shareholder’s equity (deficit)	$2,901.5	$2,700.2	$124.6	$(2,738.6)	$2,987.7

Consolidating Statement of Cash Flows
For Mueller Group, LLC
For the Nine Months Ended June30, 2006

	Issuer	Guarantor Companies(1)	Non-Guarantor Companies	Consolidating Eliminations	Consolidated
	(dollars in millions)
Net cash provided by (used in) operating activities	$(33.2)	$202.0	$(69.1)	—	$99.7
Cash flows from investing activities
Capital expenditures	—	(45.8)	(2.2)	—	(48.0)
Acquisition of businesses, net of cash acquired	—	(15.5)	—	—	(15.5)
Increase in amounts due from Walter	—	(12.5)	—	—	(12.5)
Net cash used in investing activities	—	(73.8)	(2.2)	—	(76.0)
Cash flows from financing activities
Book cash overdrafts	12.0	—	—	—	12.0
Intercompany change	53.4	(128.0)	74.6	—	—
Proceeds from short-term borrowings	55.9	—	—	—	55.9
Retirement of short-term debt	(55.9)	—	—	—	(55.9)
Proceeds from long-term debt	1,050.0	—	—	—	1,050.0
Retirement of long-term debt, including capital lease obligations	(866.9)	—	—	—	(866.9)
Contribution from Mueller Water	369.1	—	—	—	369.1
Payment of deferred financing fees	(21.6)	—	—	—	(21.6)
Dividend paid to Walter	(444.5)	—	—	—	(444.5)
Dividend to Walter for acquisition costs	—	(12.0)	—	—	(12.0)
Walter contribution of Predecessor Mueller’s cash	67.4	—	—	—	67.4
Net cash provided by (used in) financing activities	218.9	(140.0)	74.6	—	153.5
Effect of exchange rate changes on cash	—	—	0.1	—	0.1
Increase in cash	185.7	(11.8)	3.4	—	177.3
Cash and cash equivalents
Beginning of period	—	—	—	—	—
End of period	$185.7	$(11.8)	$3.4	—	$177.3

       (1) Guarantors include the accounts of the following direct and indirect subsidiaries of Mueller Group, LLC:

Name	State of Incorporation
AnvilStar, LLC	Delaware
Anvil International, Inc.	Delaware
Henry Pratt Company	Delaware
Henry Pratt International Ltd	Delaware
Hersey Meters Co.	Delaware
Hydro Gate Acquisition Corp.	Delaware

James Jones Company	California
J.B. Smith Mfg. Co.	Oklahoma
Mueller Co.	Illinois
Mueller Service Co.	Delaware
Milliken Acquisition Corp.	Delaware
Mueller International, Inc.	Delaware
Mueller International, LLC	Delaware
Mueller International Finance, Inc.	Delaware
Mueller International Finance, LLC	Delaware
*United States Pipe and Foundry Company, LLC	Alabama

                 * Applicable only for periods beginning October 3, 2005.

Note 18.   Supplemental Data—Predecessor Mueller Group Financial Statements

Prior to the October 3, 2005 Acquisition, Predecessor Mueller Group was a registrant filing reports with the U.S. Securities and Exchange Commission (“SEC”). The following financial statements were derived from reports previously filed with the SEC (Commission File Number 333-117473). The unaudited Consolidated Statements of Operations and Cash Flows for the three months ended July 2, 2005 shown below are derived from the Quarterly Report on Form 10-Q/A of Mueller Group, LLC (formerly known as Mueller Group, Inc.) for the quarterly period ended July 2, 2005, as filed with the SEC on February 3, 2006. The audited Consolidated Balance Sheet as of September 30, 2005 shown below is derived from the Annual Report on Form 10-K of Mueller Group, LLC (formerly known as Mueller Group, Inc.) for the fiscal year ended September 30, 2005, as filed with the SEC on December 19, 2005. This information is presented as supplemental data in this Form 10-Q to support the prior period Predecessor Mueller Group Guarantor Financial Statements. In this footnote, each of the terms “Group,” the “Company,” “we,” “us” or “our” refers to Predecessor Mueller Group, LLC and its subsidiaries, except where the context makes clear that the reference is only to Predecessor Mueller Group itself, and is not inclusive of its subsidiaries.

PREDECESSOR MUELLER GROUP
UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS

Three months ended July 2, 2005
(dollars in millions)
Net sales	$296.9
Cost of sales	202.1
Gross profit	94.8
Selling, general and administrative expense, including stock compensation expense	45.9
Facility rationalization, restructuring and related costs	—
Operating income	48.9
Interest expense, net of interest income	(18.1)
Income before income taxes	30.8
Income tax expense	11.0
Net income	$19.8

Nine months ended July 2, 2005
(dollars in millions)
Net sales	$838.2
Cost of sales	583.0
Gross profit	255.2
Selling, general and administrative expense, including stock compensation expense	133.8
Facility rationalization, restructuring and related costs	1.6
Operating income	119.8
Interest expense, net of interest income	(52.6)
Income before income taxes	67.2
Income tax expense	25.1
Net income	$42.1

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

PREDECESSOR MUELLER GROUP
UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS

Nine months ended
July 2, 2005
(dollars in millions)
Cash flows from operating activities
Net income	$42.1
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	32.7
Amortization of intangibles and tooling	4.1
Unrealized gain on interest rate swaps	(4.2)
All other adjustments	(0.5)
Changes in assets and liabilities, net of the effects of acquisitions:
Receivables	1.6
Inventories	(48.8)
Accounts payable, accrued expenses and other current liabilities	(4.8)
All other changes, net	10.9
Net cash provided by operating activities	33.1
Cash flows from investing activities
Purchase of property, plant and equipment	(20.8)
Net cash used in investing activities	(20.8)
Cash flows from financing activities
Book cash overdrafts	3.6
Payment of long-term debt, including capital lease obligations	(2.4)
Net cash provided by financing activities	1.2
Effect of exchange rate changes on cash	0.3
Increase in cash and cash equivalents	13.8
Cash and cash equivalents
Beginning of period	60.5
End of period	$74.3

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

Segment assets consist primarily of accounts receivable, inventories, property, plant and equipment, net, goodwill, and identifiable intangibles, net. Summarized financial information for our segments follows:

	Three months ended July 2, 2005	Nine months ended July 2, 2005
Net Sales:
Mueller segment	$172.1	$480.8
Anvil segment	124.8	357.4
Consolidated	296.9	838.2
Intersegment sales:
Mueller segment	3.8	10.6
Anvil segment	0.3	0.6
Consolidated	4.1	11.2
Operating income (expense):
Mueller segment	47.8	115.0
Anvil segment	12.9	34.6
Corporate expense(1)	(11.8)	(29.8)
Consolidated	48.9	119.8
Depreciation and amortization expense:
Mueller segment	4.9	16.9
Anvil segment	4.3	12.9
Corporate	2.2	7.0
Consolidated	11.4	36.8
Capital expenditures:
Mueller segment	4.0	13.0
Anvil segment	2.9	6.8
Corporate	0.3	1.0
Consolidated	7.2	20.8

       (1) Includes certain expenses not allocated to segments.

At September 30,
2005
(dollars in millions)
Total assets:
Mueller segment	$516.6
Anvil segment	303.6
Corporate	256.8
Consolidated	$1,077.0
Goodwill:
Mueller segment	$149.1
Anvil segment	14.1
Consolidated	$163.2
Identifiable intangibles:
Mueller segment	$4.4
Anvil segment	5.3
Corporate	42.7
Consolidated	$52.4

Geographical area information with respect to net sales, as determined by the location of the customer invoiced, and property, plant and equipment—net, as determined by the physical location of the assets, were as follows for the three and nine months ended July 2, 2005:

	Three months ended July 2, 2005	Nine months ended July 2, 2005
Net sales:
United States	$238.2	$686.3
Canada	55.2	144.5
Other Countries	3.5	7.4
	$296.9	$838.2

At September 30, 2005
(dollars in millions)
Property, plant and equipment, net:
United States	$152.8
Canada	12.6
Other Countries	2.6
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

Warranty Costs—The Company accrues for the estimated cost of product warranties at the time of product sale based on historical experience. Adjustments to obligations for warranties are made as changes in the obligations become reasonably estimable. The following table summarizes information concerning the Company’s product warranty obligations:

	Three months ended July 2, 2005	Nine months ended July 2, 2005
Balance at beginning of period	$1.4	$1.6
Accruals for warranties	0.5	1.6
Settlement of warranty claims	(0.2)	(1.5)
Balance at end of period	$1.7	$1.7

Comprehensive Income—The Company’s comprehensive income for the three months ended July 2, 2005 includes foreign currency translation losses of $(1.2) million. The Company’s comprehensive income for the nine months ended July 2, 2005 includes foreign currency translation gains of $2.2 million.

Related Party Transactions—Substantially all of the outstanding shares of the common stock of our parent company, Mueller Water Products, Inc., are held by the Donaldson, Lufkin & Jenrette (“DLJ”) Merchant Banking funds. We pay DLJ an annual advisory fee in connection with a financial advisory agreement. Credit Suisse First Boston LLC, an affiliate of DLJ, has received and will receive customary fees and reimbursement of expenses in connection with the arrangement and syndication of our senior credit facility and as a lender and agent thereunder. The aggregate amount of all fees incurred by the Company with these related parties in connection with advisory services and financing arrangements was approximately $0.2 million for the three-month period ended July 2, 2005 and $0.4 million for the nine-month period ended July 2, 2005.

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

Interest Rate Swap—The Company has entered into interest rate swap agreements in order to reduce interest rate risks and manage interest expense. As of September 30, 2005, a notional principal amount of $100 million in swap agreements is still outstanding and scheduled to mature in April 2007 and May 2007. At September 30, 2005, the fair value of interest rate swaps was an asset of $0.5 million. The swap agreements effectively convert floating-rate debt into fixed-rate debt and carry an average fixed interest rate of 4.09% at September 30, 2005. Interest differentials to be paid or received because of swap agreements are reflected as an adjustment to interest expense over the related debt period. For the nine months ended July 2, 2005 Group recorded gains on interest rate swaps of $4.2 million. While Group is exposed to credit loss on its interest rate swaps in the event of non-performance by the counterparties to such swaps, management believes such nonperformance is unlikely to occur given the financial resources of the counterparties.

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

The following sets forth the components of net periodic benefit cost of the domestic non-contributory defined benefit plans for the three months and the nine months ended July 2, 2005:

	Three months ended July 2, 2005	Nine months ended July 2, 2005
	(dollars in millions)
Service cost	$0.8	$2.3
Interest cost	1.4	4.1
Expected return on plan assets	(1.3)	(3.8)
Amortization of prior service cost	—	0.1
Amortization of net actuarial loss	0.7	2.0
Net periodic benefit cost	$1.6	$4.7

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

Supplementary Balance Sheet Information

Selected supplementary balance sheet information is presented below:

September 30, 2005
(dollars in millions)
Inventories
Purchased materials and manufactured parts	$33.5
Work in process	90.6
Finished goods	178.9
$303.0
Property, plant and equipment
Land	$9.2
Buildings	63.0
Machinery and equipment	300.0
Other	14.9
Accumulated depreciation	(219.1)
$168.0
Accrued expenses and other liabilities
Vacations and holidays	$9.7
Workers compensation	8.8
Accrued interest	15.2
Accrued payroll and bonus	20.0
Accrued sales commissions	3.8
Accrued cash discounts and rebates	15.8
Accrued federal and state income taxes	4.4
Accrued other taxes	4.1
Accrued medical claims	4.0
Other	17.2
$103.0

Supplementary Income Statement Information

The components of interest expense are presented below:

	Three months ended July 2, 2005	Nine months ended July 2, 2005
	(dollars in millions)
Interest expense and early repayment costs:
Contractual interest expense	$18.6	$54.2
Deferred financing fee amortization	1.2	3.6
Senior subordinated debt early redemption penalty	—	—
Write off of deferred financing fees	—	—
Interest rate swap gains	(1.3)	(4.2)
Total interest expense and early repayment costs	$18.5	$53.6

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

Consolidating Guarantor and Non-Guarantor Financial Information

The following tables set forth the Consolidating Statements of Operations for the three and nine months ended July 2, 2005 and the Consolidating Statement of Cash Flows for the nine months ended July 2, 2005 and the Consolidating Balance Sheet as of September 30, 2005. The following information is included as a result of the guarantee by certain of the Company’s wholly owned U.S. subsidiaries (“Guarantor Companies”) of the second priority senior secured notes and senior subordinated notes issued by the Company. None of the Company’s other subsidiaries guarantee the debt. Each of the guarantees is joint and several and full and unconditional. “Mueller Group, Inc.” (“Issuer”) includes the consolidated financial results of Mueller Group, Inc. with all of its wholly-owned subsidiaries accounted for under the equity method.

Consolidating Statement of Operations
For the Three Months Ended July 2, 2005

	Issuer	Guarantor Companies(1)	Non-Guarantor Companies	Consolidating Eliminating	Consolidated
Net sales	$—	$233.2	$63.7	$—	$296.9
Cost of sales	—	152.4	49.7	—	202.1
Royalty expense	—	—	—	—	—
Gross profit	—	80.8	14.0	—	94.8
Selling, general and administrative expense, including stock compensation expense	1.8	36.2	7.9	—	45.9
Facility rationalization and related costs	—	—	—	—	—
Operating income (loss)	(1.8)	44.6	6.1	—	48.9
Interest expense	(18.5)	(0.1)	—	0.1	(18.5)
Interest income	0.3	0.1	0.1	(0.1)	0.4
Income (loss) before income taxes	(20.0)	44.6	6.2	—	30.8
Income tax expense (benefit)	(7.7)	16.7	2.0	—	11.0
Equity income from subsidiaries	32.1	4.2	—	(36.3)	—
Net income	$19.8	$32.1	$4.2	$(36.3)	$19.8

Consolidating Statement of Operations
For the Nine Months Ended July 2, 2005

	Issuer	Guarantor Companies(1)	Non-Guarantor Companies	Consolidating Eliminating	Consolidated
Net sales	$—	$666.5	$171.7	$—	$838.2
Cost of sales	—	446.7	136.3	—	583.0
Royalty expense	—	—	—	—	—
Gross profit	—	219.8	35.4	—	255.2
Selling, general and administrative expense, including stock compensation expense	6.0	105.3	22.5	—	133.8
Facility rationalization and related costs	—	1.6	—	—	1.6
Operating income (loss)	(6.0)	112.9	12.9	—	119.8
Interest expense	(53.5)	(0.4)	—	0.3	(53.6)
Interest income	0.7	0.3	0.3	(0.3)	1.0
Income (loss) before income taxes	(58.8)	112.8	13.2	—	67.2
Income tax expense (benefit)	(22.7)	43.3	4.5	—	25.1
Equity income from subsidiaries	78.2	8.7	—	(86.9)	—
Net income	$42.1	$78.2	$8.7	$(86.9)	$42.1

Consolidating Balance Sheet
For Predecessor Mueller Group
September 30, 2005

	Issuer	Guarantor Companies(1)	Non-Guarantor Companies	Consolidating Eliminations	Consolidated
	(dollars in millions)
Assets
Cash and cash equivalents	$94.5	$(11.4)	$29.7	$—	$112.8
Receivables, net	—	143.6	33.8	—	177.4
Inventories	—	247.1	55.9	—	303.0
Deferred income taxes	—	27.7	—	—	27.7
Prepaid expenses	—	28.7	2.4	—	31.1
Total current assets	94.5	435.7	121.8	—	652.0
Property, plant and equipment, net	—	153.9	14.1	—	168.0
Deferred financing fees, net	29.0	—	—	—	29.0
Deferred income taxes	(4.1)	15.6	(0.6)	—	10.9
Other long-term assets	0.5	1.0	—	—	1.5
Identifiable intangibles, net	—	52.4	—	—	52.4
Goodwill	—	163.2	—	—	163.2
Investment in subsidiaires	1,190.1	42.4	—	(1,232.5)	—
Total assets	$1,310.0	$864.2	$135.3	$(1,232.5)	$1,077.0
Liabilities
Accounts payable	$10.0	$37.2	$16.1	$—	$63.3
Current portion of long-term debt	2.8	1.0	—	—	3.8
Accrued expenses	18.3	74.6	10.1	—	103.0
Total current liabilities	31.1	112.8	26.2	—	170.1
Intercompany accounts	410.9	(478.1)	67.2	—	—
Long-term debt	925.0	1.2	—	—	926.2
Accrued pension liability	—	—	—	—	37.7
Other long-term liabilities	1.5	38.2	(0.5)	—	1.5
Total liabilities	1,368.5	(325.9)	92.9	—	1,135.5
Shareholders’ equity
Total shareholders’ equity (deficit)	(58.5)	1,190.1	42.4	(1,232.5)	(58.5)
Total liabilities and shareholders’ equity (deficit)	$1,310.0	$864.2	$135.3	$(1,232.5)	$1,077.0

Consolidating Statement of Cash Flows
For the Nine Months Ended July 2, 2005

	Issuer	Guarantor Companies(1)	Non-Guarantor Companies	Consolidating Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(39.9)	$69.9	$3.1	—	$33.1
Cash flows from investing activities
Capital expenditures	—	(18.8)	(2.0)	—	(20.8)
Net cash used in investing activities	—	(18.8)	(2.0)	—	(20.8)
Cash flows from financing activities
Book overdrafts	3.6	—	—	—	3.6
Intercompany change	54.7	(54.9)	0.2	—	—
Payment of long-term debt, including capital lease obligations	(1.5)	(0.9)	—	—	(2.4)
Net cash provided by (used in) financing activities	56.8	(55.8)	0.2	—	1.2
Effect of exchange rate changes on cash	—	—	0.3	—	0.3
Increase (decrease) in cash	16.9	(4.7)	1.6	—	13.8
Cash and cash equivalents
Beginning of period	49.8	(7.9)	18.6	—	60.5
End of period	$66.7	$(12.6)	$20.2	—	$74.3

       (1) Guarantors include the accounts of the following direct and indirect subsidiaries of Mueller Group, LLC:

Name	State of Incorporation
AnvilStar, LLC	Delaware
Anvil International, Inc.	Delaware
Henry Pratt Company	Delaware
Henry Pratt International Ltd	Delaware
Hersey Meters Co.	Delaware
Hydro Gate Acquisition Corp.	Delaware
James Jones Company	California
J.B. Smith Mfg. Co.	Oklahoma
Mueller Co.	Illinois
Mueller Service Co.	Delaware
Milliken Acquisition Corp.	Delaware
Mueller International, Inc.	Delaware
Mueller International, LLC	Delaware
Mueller International Finance, Inc.	Delaware
Mueller International Finance, LLC	Delaware

ITEM 2.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this report, each of the terms “Group,” the “Company,” “we,” “us” or “our” refers to Mueller Group, LLC and its subsidiaries, except where the context makes clear that the reference is only to Mueller Group, LLC itself, and is not inclusive of its subsidiaries.

Except as otherwise noted, we present all financial and operating data on a fiscal year and fiscal quarter basis. Our fiscal year ends on September 30, and our third fiscal quarter ends on June 30.

Overview

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

On June 1, 2006, Mueller Water completed its initial public offering (“IPO”) of its Series A common stock (NYSE: MWA). Walter Industries, Inc. (“Walter”) is the holder of all of Mueller Water’s outstanding Series B common stock. Mueller Water is a majority-owned subsidiary of Walter. The Company continues to be a wholly-owned subsidiary of Mueller Water.

On October 3, 2005, through a series of transactions (the “Acquisition”), Walter, through a wholly-owned subsidiary, acquired all outstanding shares of capital stock of our parent company, Mueller Water Products, Inc. (“Predecessor Mueller Water”), which immediately was converted into Mueller Water Products, LLC, a Delaware limited liability company and contributed United States Pipe and Foundry Company, LLC, (“U.S. Pipe”), owned by Walter since 1969, to the acquired company’s wholly-owned subsidiary, Mueller Group, LLC (“Predecessor Mueller Group”). In accordance with generally accepted accounting principles, for accounting purposes U.S. Pipe is treated as the acquirer of Predecessor Mueller Group. Accordingly, effective October 3, 2005, U.S. Pipe’s basis of accounting is used for the Company and all historical financial data of the Company included in this report on Form 10-Q, is that of U.S. Pipe. The results of operations of Predecessor Mueller Group are included in the Consolidated Statements of Operations beginning October 3, 2005.

The Company was originally organized as United States Pipe and Foundry Company, Inc. (“Inc.”) and was a wholly-owned subsidiary of Walter, a diversified New York Stock Exchange traded company (NYSE: WLT). On September 23, 2005, Inc. was dissolved and United States Pipe and Foundry Company, LLC was organized in the state of Alabama, and the operations of Inc. were conducted under the form of a limited liability company.

In December 2005, U.S. Pipe changed its fiscal year-end to September 30, which coincides with the fiscal year end of Predecessor Mueller Group. Beginning with the quarter ended December 31, 2005, the Company has three operating segments which are named after our leading brands in each segment: Mueller, U.S. Pipe, and Anvil.

Consistent with generally accepted accounting principles, the discussion of the Company’s results of operations for the three and nine months ended June 30, 2006 includes the financial results of Predecessor Mueller Group from the Acquisition date. The inclusion of these results, plus the continuing integration process, may render direct comparison with the results for prior periods less meaningful. Accordingly, the discussion below addresses, where appropriate, trends that we believe are significant, separate and apart from the impact of the Acquisition. Supplemental information with comparisons of the three and nine months ended June 30, 2006 Statements of Operations data to the pro forma three and nine months ended

June 30, 2005 Statements of Operations data is provided below under the subheadings “Supplemental Information—Results of Operations for the Three Months Ended June 30, 2006 Compared to Pro Forma Results of Operations for the Three Months Ended June 30, 2005” and “Supplemental Information—Results of Operations for the Nine Months Ended June 30, 2006 Compared to Pro Forma Results of Operations for the NIne Months Ended June 30, 2005.”

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

Developments and Trends

The Acquisition of Predecessor Mueller Water on October 3, 2005, as well as other developments, trends and factors may impact our future results including the following:

•       Recent price increases in brass ingot, which contains approximately 85% copper, have increased the overall cost of manufacturing certain Mueller segment products, including certain hydrant and valve components. During the current period, the Mueller segment raised prices on certain brass products by 22%, as well as raising prices 12% on hydrants and iron gate valves containing brass components, which are expected to offset higher material costs and improve margins. The cost of copper has recently stabilized; however, it may rise again in the future and we may need to implement further pricing actions to offset higher raw material costs.

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

•       On June 1, 2006, the Company used $246.0 million of the $369.1 million contributed to it by Mueller Water from the proceeds from Mueller Water’s IPO for a partial redemption of the outstanding 2005 Mueller Term Loan. On July 3, 2006, the Company used $123.1 million of cash proceeds from the IPO as follows: $110.3 million for the partial redemption of the 10% senior subordinated notes; $1.8 million for accrued interest on the 10% senior subordinated notes; and $11.0 million for prepayment premiums and other debt repayment costs.

•        The Company expects to expense deferred financing fees of approximately $7.7 million, pre-tax, associated with the early redemption of debt during the quarter ending September 30, 2006. Excluding the write-off of deferred financing fees, the Company expects interest expense to be approximately $20 million per quarter.

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

•        We have initiated a synergy plan designed to streamline our manufacturing operations, add incremental volume through combining sales efforts for complementary products and create savings through a coordinated purchasing plan to reduce raw material and overall production costs. We expect to substantially complete the implementation of the synergy plan by early fiscal 2008, producing ongoing incremental annual operating income improvements at the high end of our previously announced expected benefit range of $40 million to $50 million. We achieved run-rate synergy benefits of approximately $30.0 million, of which $14.0 million has been recognized to date, excluding certain costs to achieve these benefits, as discussed below.

As part of the synergy plan, we announced and have initiated several plant closures and transferred production to existing facilities:

•       Closure of the U.S. Pipe Chattanooga, Tennessee Plant.   Effective January 1, 2006, we transferred the valve and hydrant production of the U.S. Pipe Chattanooga, Tennessee plant to our Mueller segment’s Chattanooga, Tennessee and Albertville, Alabama plants. The eventual closure of the U.S. Pipe Chattanooga, Tennessee plant will occur sometime in fiscal

2006. Total costs related to this plant closure are expected to be approximately $49.9 million, which will be expensed and included as a component of operating income in accordance with generally accepted accounting principles. Costs recorded as components of operating income for the three months and nine months ended June 30, 2006 were $3.1 million and $21.3 million, respectively, charged to cost of sales related to inventory obsolescence and additional facility expenses and $0.2 million and $28.6 million, respectively, of restructuring costs primarily related to fixed asset impairments, severance, and net pension curtailment settlement.

•       Closure of the Mueller segment’s Henry Pratt (“Pratt”) Valve Manufacturing Facility in Dixon, Illinois.   On January 26, 2006 we announced the closure of this facility by the end of fiscal 2006. The process of transferring the Dixon plant’s operations to other Pratt facilities has begun. Severance costs associated with this plant closure of approximately $1.0 million and fixed asset impairment charges of approximately $1.4 million were recorded as adjustments to goodwill. Costs associated with relocating equipment will be expensed as incurred. For the three months and nine months ended June 30, 2006, the Company has recorded $2.1 million and $2.4 million , respectively, related to severance costs and fixed asset impairments as adjustments to goodwill.

•       Closure of the Mueller Canada Milton, Ontario (“Milton”) Valve and Hydrant Manufacturing Facility.   On April 20, 2006, we announced the closure of this facility by the end of fiscal 2006. The transfer of production to other Mueller facilities began in the third quarter of fiscal 2006. Severance costs associated with this plant closure of approximately $2.5 million and fixed asset impairment charges of approximately $0.2 million were recorded as adjustments to goodwill. Costs associated with relocating the Milton warehouse and equipment will be expensed as incurred. The Company has recorded $2.5 million related to severance costs and $0.2 million related to fixed asset impairments as adjustments to goodwill for the three months ended June 30, 2006.

•       The Company has other plans that were formalized prior to the Acquisition to rationalize facilities and substantial cash expenditures in the form of severance and new equipment may be required to implement these plans. Although certain expenditures related to future plant rationalizations are expected to qualify for purchase accounting treatment and are not expected to be charged to operations, all costs of future facility rationalizations may not qualify for purchase accounting treatment.

•        In 2005, Walter Industries announced its plan to undertake an initial public offering (“the IPO”) and spin-off of Mueller Water. The IPO was completed on June 1, 2006. Walter Industries has announced its intention to divest its entire ownership position in the form of a tax-free spin-off to its shareholders prior to December 31, 2006.

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

•        Mueller Water has entered into a tax allocation agreement (“Tax Allocation Agreement”) with Walter Industries in connection with the IPO of the Company’s Common Stock and the announced spin-off of Mueller Water by Walter Industries. Pursuant to the Tax Allocation Agreement, Mueller Water and Walter Industries will make payments to each other to compensate the payee for income taxes owed and paid by the payee, subject to certain adjustments, that would not have been payable by that party had each party filed separate federal, state and local income tax returns for those periods prior to the spin-off in which Mueller Water filed combined, consolidated or unitary (as applicable) federal, state and local returns as a consolidated subsidiary of Walter Industries. With respect to our tax assets, our right to reimbursement from Walter Industries will be determined based on the usage of such tax assets by the Walter Industries consolidated federal income tax group or the combined, consolidated or unitary state or local income tax group. For all periods prior to the spin-off, Walter Industries will continue to have all the rights of a parent of a consolidated group, will be the sole and exclusive agent for us in any and all matters relating to the combined, consolidated or unitary federal, state and local income tax liabilities of us, will have sole and exclusive responsibility for the preparation and filing of consolidated federal income and consolidated or combined state and local tax returns (or amended returns), and will have the power to contest or compromise any asserted tax adjustment or deficiency and to file, litigate or compromise any claim for refund on behalf of us related to any such combined, consolidated or unitary (as applicable) federal, state or local tax return.

•        Mueller Water and Walter have also entered into a transition services agreement, effective as of May 26, 2006, pursuant to which Mueller Water and Walter and certain of their respective subsidiaries (including the Company) will provide to each other certain services, including the provision by Walter to the Company of certain tax and accounting services, certain occupancy rights, certain human resources services (including benefit plan administration), certain communications systems and certain insurance. Services under the agreement are to be provided at a price sufficient to cover the provider’s reasonable estimate of its actual costs and, if applicable, consistent with the prices such provider would charge to an affiliate, in each case without taking into account any profit margin or projected savings from increased efficiency. The term of the services to be provided varies on a service-by-service basis.

•        Mueller Water has adopted a new 2006 Stock Incentive Plan designed to promote long-term growth and financial success by providing incentives to employees and directors through grants of stock-based awards. Stock compensation expense, pre-tax, resulting from the issuance of restricted stock and stock options in connection with the IPO is estimated to be $2.1 million in 2006.

•        As of June 30, 2006, scrap metal costs for our U.S. Pipe segment declined nearly 10% from their peak in 2004. The average cost of scrap iron per ton produced during the three months ended June 30, 2006 increased nearly 6% compared to the average cost during the three months ended June 30, 2005. Recently scrap costs have increased: the average cost of scrap iron per ton produced during the month of June 2006 increased 9.8% over the average cost during the three months ended March 31, 2006.

•        In the fiscal year ended September 30, 2005 and the nine months ended June 30, 2006, on a pro forma basis, approximately 37% and 40%, respectively, of our pro forma sales were to our ten largest distributors, and approximately 30% and 33%, respectively, of our pro forma sales were to our three largest distributors: Home Depot, Ferguson Enterprises and American Waterworks. While our relationships with our ten largest distributors have been long-lasting, distributors in our industry have experienced significant consolidation in recent years. As consolidation among distributors continues, pricing pressure may result, which could lead to a significant decline in our profitability. For example, Home Depot acquired National Waterworks in 2005 and then acquired Hughes Supply in March 2006. As a result, two of our three previous largest distributors have been combined under common control. Moreover, the loss of either of Home Depot or Ferguson Enterprises as a distributor could significantly reduce our levels of sales and profitability.

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

Results of Operations

Three Months Ended June 30, 2006 As Compared to the Three Months Ended June 30, 2005 (dollars in millions)

	Three months ended June 30,
	2006		2005		FY06 Q3 vs. FY05 Q3
		Percentage of net sales(1)		Percentage of net sales(1)	Increase/ (decrease)	Percentage increase/ (decrease)
	(dollars in millions)
Net sales
Mueller	$225.5	45.1%	$—	—%	$225.5
U.S. Pipe	143.8	28.8	162.0	100.0	(18.2)	(11.2)%
Anvil	136.5	27.3	—	—	136.5
Consolidating eliminations	(5.8)	(1.2)	—	—	(5.8)
Consolidated	$500.0	100.0	$162.0	100.0	$338.0
Gross profit
Mueller	$77.1	34.2	$—	—	$77.1
U.S. Pipe	20.8	14.5	22.8	14.1	(2.0)	(8.8)
Anvil	36.4	26.7	—	—	36.4
Consolidating eliminations	0.2	—	—	—	0.2
Consolidated	$134.5	26.9	$22.8	14.1	$111.7
Selling, general and administrative
Mueller	$20.3	9.0	$—	—	$20.3
U.S. Pipe	11.0	7.6	10.7	6.6	0.3	2.8
Anvil	24.2	17.7	—	—	24.2
Corporate	7.1	1.4	—	—	7.1
Consolidated	$62.6	12.5	$10.7	6.6	$51.9
Related party corporate charges
Mueller	$—	—	$—	—	$—
U.S. Pipe	2.0	1.4	1.8	1.1	0.2	11.1
Anvil	—	—	—	—	—
Corporate	0.3	0.1	—	—	0.3
Consolidated	$2.3	0.5	$1.8	1.1	$0.5
Facility rationalization, restructuring and related costs
Mueller	$—	—	$—	—	$—
U.S. Pipe	0.2	0.1	—	—	0.2
Anvil	—	—	—	—	—
Consolidated	$0.2	—	$—	—	$0.2
Income from operations
Mueller	$56.8	25.2	$—	—	$56.8
U.S. Pipe	7.6	5.3	10.3	6.4	(2.7)	(26.2)
Anvil	12.2	8.9	—	—	12.2
Corporate	(7.4)	(1.5)	—	—	(7.4)
Consolidating eliminations	0.2	—	—	—	0.2
Consolidated	$69.4	13.9	$10.3	6.4	$59.1
Interest expense arising from related party payable to Walter	$—	—	$(4.9)	(3.0)	$4.9
Interest expense, net of interest income	(27.6)	(5.5)	—	—	(27.6)
Income before income taxes	41.8	8.4	5.4	3.3	36.4
Income tax expense	18.2	3.6	1.8	1.1	16.4
Net income	$23.6	4.7	$3.6	2.2	$20.0

       (1) Percentages are by segment, if applicable.

Net Sales.   Consolidated net sales for the three months ended June 30, 2006 were $500.0 million, an increase of $338.0 million from $162.0 million in the prior year period. The increase was primarily related to the October 3, 2005 Acquisition of Predecessor Mueller.

Mueller segment net sales for the three months ended June 30, 2006 were $225.5 million.

U.S. Pipe segment net sales for the three months ended June 30, 2006 were $143.8 million, a decrease of $18.2 million, or 11.2% from $162.0 million in the prior year period. Net sales in the prior-year period included $14.6 million from the valve and hydrant business. As of January 1, 2006, the valve and hydrant business was transferred to the Mueller segment. The effect of this decrease was partially offset by increases in ductile iron pipe selling prices. Prices were higher than the prior year as the industry has been raising prices to mitigate rising scrap metal cost increases.

Anvil segment net sales for the three months ended June 30, 2006 were $136.5 million.

Gross Profit.   Consolidated gross profit for the three months ended June 30, 2006 was $134.5 million, an increase of $111.7 million compared to $22.8 million in the prior year period. The Acquisition of Predecessor Mueller contributed $113.7 million of the increase.

Mueller segment gross profit for the three months ended June 30, 2006 was $77.1 million.

U.S. Pipe segment gross profit for the three months ended June 30, 2006 was $20.8 million, a decrease of $2.0 million, or 8.8%, compared to $22.8 million in the prior year period. Gross margin increased to 14.5% in the current period compared to 14.1% in the prior year period. Due to the plant closure process, current period actual production capacity at the U.S. Pipe Chattanooga facility was significantly lower than normal capacity, resulting in facility expenses of $1.4 million charged directly to cost of sales. In addition, inventory obsolescence write-offs of $0.8 million associated with the plant closure and $0.9 million of other costs associated with the plant closure were recorded to cost of sales during the three months ended June 30, 2006. Excluding the charges for facility expenses of $1.4 million, inventory write-offs of $0.8 million and other costs of $0.9 million, U.S. Pipe gross margins would have been 16.6% for the current period, compared to 14.1% in the prior year period. This increase is primarily due to higher ductile iron pipe selling prices.

Anvil segment gross profit for the three months ended June 30, 2006 was $36.4 million.

Selling, General & Administrative.   Consolidated expenses for the three months ended June 30, 2006 were $62.6 million, an increase of $51.9 million, compared to $10.7 million in the prior year period. The acquisition of Predecessor Mueller accounted for $51.6 million of the increase.

Mueller segment expenses for the three months ended June 30, 2006 were $20.3 million.

U.S. Pipe segment expenses for the three months ended June 30, 2006 were $11.0 million, compared to $10.7 million for the prior year period. As a percentage of net sales, expenses increased to 7.6% in the current period compared to 6.6% in the prior year period, as a result of transferring valve and hydrant production and related revenues to the Mueller segment.

Anvil segment expenses for the three months ended June 30, 2006 were $24.2 million.

Corporate segment expenses for the three months ended June 30, 2006 were $7.1 million.

Related Party Corporate Charges.   Certain costs incurred by Walter such as insurance, executive salaries, professional service fees, human resources, transportation, and other centralized business functions are allocated to its subsidiaries. Costs incurred by Walter that cannot be directly attributed to its subsidiaries are allocated to its subsidiaries based on estimated annual revenues.

Facility Rationalization, Restructuring and Related Costs.   The Company expensed $0.2 million of restructuring costs for the three months ended June 30, 2006, related to the closure of the U.S. Pipe

Chattanooga, Tennessee plant. These costs are comprised of fixed asset impairments of $2.2 million, severance for terminated hourly and salaried employees of $0.4 million, a reduction of pension and other post-employment benefit costs of $(0.6) million, and a reduction of other previously estimated environmental costs of $(1.8) million.

Interest Expense Arising from Related Party Payable to Walter.   Interest expense was allocated to the Company up to the date of the Acquisition based upon the outstanding balance of the intercompany note. The intercompany note to Walter of $443.6 million was forgiven by Walter prior to October 3, 2005. There was no intercompany interest expense for the three months ended June 30, 2006 and there was $4.9 million for the three months ended June 30, 2005.

Interest Expense, Other, Net of Interest Income.   Interest expense, net of interest income, for the current period was $27.6 million and includes $24.5 million of interest expense on the $1,050.0 million senior secured term loan entered into on October 3, 2005 and the 10% Senior Subordinated Notes assumed by the Company as part of the October 3, 2005 Acquisition; $1.1 million of amortization of deferred financing fees; and $4.1 million for write-off of deferred financing fees as a result of the early retirement of $246.0 million of the senior secured term loan, partially offset by $2.1 million of interest income earned on cash balances for the current period.

Income Tax Expense.   The provision for income taxes for the current period was an expense of $18.2 million as compared to expense of $1.8 million in the prior year period. During the third quarter of 2006, the Company determined that its fiscal year effective tax rate increased from 33% to 40% based on its latest earnings projection for fiscal 2006 pre-tax income. The Company recorded an income tax expense during the third quarter of 2006 of $1.8 million to account for the change in rates. The effective tax rate for the third quarter of 2006 was 43.5%. The effective tax rate for the third quarter of 2005 was 33%. The estimated effective tax rate differs from the statutory rate primarily due to manufacturing production deductions and state income taxes.

Results of Operations

Nine Months Ended June 30, 2006 As Compared to the Nine Months Ended June 30, 2005 (dollars in millions)

	Nine months ended June 30,
	2006		2005		2006 vs. 2005
		Percentage of net sales(1)		Percentage of net sales(1)	Increase/ (decrease)	Percentage increase/ (decrease)
	(dollars in millions)
Net sales
Mueller	$599.0	42.3%	$—	—%	$599.0
U.S. Pipe	434.6	30.7	427.8	100.0	6.8	1.6%
Anvil	396.7	28.0	—	—	396.7
Consolidating eliminations	(15.0)	(1.0)	—	—	(15.0)
Consolidated	$1,415.3	100.0	$427.8	100.0	$987.5
Gross profit
Mueller	$150.6	25.1	$—	—	$150.6
U.S. Pipe	39.3	9.0	46.1	10.8	(6.8)	(14.8)
Anvil	83.1	20.9	—	—	83.1
Consolidating eliminations	(0.4)	—	—	—	(0.4)
Consolidated	$272.6	19.3	$46.1	10.8	$226.5
Selling, general and administrative
Mueller	$58.4	9.7	$—	—	$58.4
U.S. Pipe	32.3	7.4	29.0	6.8	3.3	11.4
Anvil	67.4	17.0	—	—	67.4
Corporate	22.4	1.6	—	—	22.4
Consolidated	$180.5	12.8	$29.0	6.8	$151.5
Related party corporate charges
Mueller	$—	—	$—	—	$—
U.S. Pipe	5.8	1.3	5.5	1.3	0.3	5.5
Anvil	—	—	—	—	—
Corporate	0.3	—	—	—	0.3
Consolidated	$6.1	0.4	$5.5	1.3	$0.6
Facility rationalization, restructuring and related costs
Mueller	$—	—	$—	—	$—
U.S. Pipe	28.6	6.6	—	—	28.6
Anvil	—	—	—	—	—
Consolidated	$28.6	2.0	$—	—	$28.6
Income (loss) from operations
Mueller	$92.2	15.4	$—	—	$92.2
U.S. Pipe	(27.4)	(6.3)	11.6	2.7	(39.0)
Anvil	15.7	4.0	—	—	15.7
Corporate	(22.7)	(1.6)	—	—	(22.7)
Consolidating eliminations	(0.4)	—	—	—	(0.4)
Consolidated	$57.4	4.1	$11.6	2.7	$45.8
Interest expense arising from related party payable to Walter	$—	—	$(15.9)	(3.7)	$15.9
Interest expense, net of interest income	(81.6)	(5.8)	(0.3)	(0.1)	(81.3)
Loss before income taxes	(24.2)	(1.7)	(4.6)	(1.1)	(19.6)
Income tax expense (benefit)	(7.9)	(0.6)	2.5	0.6	(10.4)
Net loss	$(16.3)	(1.2)	$(7.1)	(1.7)	$(9.2)

       (1) Percentages are by segment, if applicable.

Net Sales.   Consolidated net sales for the nine months ended June 30, 2006 were $1,415.3 million, an increase of $987.5 million from $427.8 million in the prior year period. The increase was primarily related to the October 3, 2005 Acquisition of Predecessor Mueller, which accounted for $980.7 million or approximately 99% of the overall increase.

Mueller segment net sales for the nine months ended June 30, 2006 were $599.0 million.

U.S. Pipe segment net sales for the nine months ended June 30, 2006 were $434.6 million, an increase of $6.8 million, or 1.6% from $427.8 million in the prior year period. This increase was driven primarily by increases in ductile iron pipe selling prices and higher shipments in the first half of the fiscal year. Prices were higher than the prior year as the industry has been raising prices to mitigate rising scrap metal cost increases. Partially offsetting this increase was the transfer of $27.8 million of the U.S. Pipe segment valve and hydrant business to the Mueller segment.

Anvil segment net sales for the nine months ended June 30, 2006 were $396.7 million.

Gross Profit.   Consolidated gross profit for the nine months ended June 30, 2006 was $272.6 million, an increase of $226.5 million compared to $46.1 million in the prior year period. The Acquisition of Predecessor Mueller contributed $233.3 million of the increase. Included in cost of sales for the nine months ended June 30, 2006 was $70.2 million of purchase accounting adjustments related to valuing inventory acquired in the Acquisition at fair value and $20.4 million of inventory write-offs and unabsorbed overhead costs resulting from the closure of the U.S. Pipe Chattanooga manufacturing facility.

Mueller segment gross profit for the nine months ended June 30, 2006 was $150.6 million. Included in cost of sales for the nine months ended June 30, 2006 was $52.9 million of purchase accounting adjustments related to valuing inventory at fair value.

U.S. Pipe segment gross profit for the nine months ended June 30, 2006 was $39.3 million, a decrease of $6.8 million, or 14.8%, compared to $46.1 million in the prior year period. Gross margin decreased to 9.0% in the current period compared to 10.8% in the prior year period. On October 26, 2005 the Company announced that the U.S. Pipe Chattanooga plant would be closed during fiscal 2006 and that production of the U.S. Pipe valves and hydrants would be transferred to the Mueller manufacturing facilities at Albertville, Alabama and Chattanooga, Tennessee. In addition to transferring production to Mueller facilities, the sales responsibility for U.S. Pipe valve and hydrant product sales was transferred to the Mueller segment. In conjunction with this transfer, it was determined that certain U.S. Pipe inventory would not ultimately be sold. As a result, inventory obsolescence write-offs of $11.4 million were recorded to cost of sales during the first nine months of 2006.

In addition, because of the plant closure process, actual production capacity at the U.S. Pipe Chattanooga facility was significantly lower than normal capacity, resulting in year-to-date facility expenses of $9.0 million and $0.9 million of other costs associated with the plant closure charged directly to cost of sales, which was expensed in the first nine months of 2006.

Excluding the charges for inventory write-offs of $11.4 million, facility expenses of $9.0 million and other costs of $0.9 million, U.S. Pipe gross margins would have been $60.6 million, or 13.9% for the year-to-date period, compared to 10.8% in the prior year period. This increase is primarily due to higher ductile iron pipe selling prices.

Anvil segment gross profit for the nine months ended June 30, 2006 was $83.1 million. Included in cost of sales for the nine months ended June 30, 2006 was $17.3 million of purchase accounting adjustments related to valuing inventory acquired in the Acquisition at fair value.

Selling, General & Administrative.   Consolidated expenses for the nine months ended June 30, 2006 were $180.5 million, an increase of $151.5 million, compared to $29.0 million in the prior year period. The prior year period included a favorable $5.1 million insurance claim settlement. The Acquisition of

Predecessor Mueller accounted for $148.2 million of the increase. Expenses as a percentage of net sales increased to 12.8% in the current period compared to 6.8% in the prior year period. Excluding the $5.1 million favorable insurance settlement, prior year expenses were 8.0% as a percentage of net sales.

Mueller segment expenses for the nine months ended June 30, 2006 were $58.4 million.

U.S. Pipe segment expenses for the nine months ended June 30, 2006 were $32.3 million, compared to $29.0 million for the prior year period. As a percentage of net sales, expenses increased to 7.4% in the current period compared to 6.8% in the prior year period. The prior period expense was favorably impacted by a $5.1 million insurance claim settlement. Current period costs include higher management incentive accruals and increased outside sales commissions.

Anvil segment expenses for the nine months ended June 30, 2006 were $67.4 million.

Corporate segment expenses for the nine months ended June 30, 2006 were $22.4 million.

Related Party Corporate Charges.   Certain costs incurred by Walter such as insurance, executive salaries, professional service fees, human resources, transportation, and other centralized business functions are allocated to its subsidiaries. Costs incurred by Walter that cannot be directly attributed to its subsidiaries are allocated to its subsidiaries based on estimated annual revenues.

Facility Rationalization, Restructuring and Related Costs.   The Company expensed $28.6 million of restructuring costs for the nine months ended June 30, 2006, related to the closure of the U.S. Pipe Chattanooga, Tennessee plant. These costs are comprised of fixed asset impairments of $21.2 million, severance for terminated hourly and salaried employees of $3.8 million, pension and other post-employment benefit costs of $3.3 million, and other costs of $0.3 million, primarily related to selling the property.

Interest Expense Arising from Related Party Payable to Walter.   Interest expense was allocated to the Company up to the date of the Acquisition based upon the outstanding balance of the intercompany note. The intercompany note to Walter of $443.6 million was forgiven by Walter prior to October 3, 2005. There was no intercompany interest expense for the nine months ended June 30, 2006 and $15.9 million for the nine months ended June 30, 2005.

Interest Expense, Other, Net of Interest Income.   Interest expense, net of interest income, for the current period was $81.6 million and includes $75.1 million of interest expense on the $1,050.0 million senior secured term loan entered into on October 3, 2005, and the 10% Senior Subordinated Notes assumed by the Company as part of the October 3, 2005 Acquisition; $2.5 million in commitment fees for a bridge loan which were expensed at the expiration of the bridge loan period during the current period; $3.3 million of amortization of deferred financing fees; and $4.1 million for write-off of deferred financing fees as a result of the early retirement of $247.0 million of the senior secured term loan, partially offset by $0.5 million of gains on interest rate swaps and $2.9 million of interest income earned on unrestricted cash balances for the current period.

Income Tax Expense (Benefit).   The provision for income taxes for the current period was a benefit of $7.9 million as compared to an expense of $2.5 million in the prior year period. The effective tax rate for the first nine months of 2006 was 33%. The estimated effective tax rate differs from the statutory rate primarily due to manufacturing production deductions and state income taxes. The effective tax rate for the nine months ended June 30, 2005 was (54)% and was impacted by the recording of a $3.6 million valuation allowance against state deferred tax assets at the U.S. Pipe segment.

Supplemental Information—Results of Operations for the Three Months Ended June 30, 2006 Compared to Pro Forma Results of Operations for the Three Months Ended June 30, 2005

The unaudited pro forma results of operations for the three months ended June 30, 2005 is presented as if the Acquisition of Predecessor Mueller and borrowings under the 2005 Mueller Credit Agreement had taken place on October 1, 2004 and were carried forward through June 30, 2005.

Pro Forma Results of Operations

Actual Three Months Ended June 30, 2006 As Compared to the Pro Forma Three Months Ended June 30, 2005 (dollars in millions)

	Three months ended June 30,				Actual FY06 Q3 vs.
	Actual 2006		Pro Forma 2005		Pro Forma FY05 Q3
		Percentage of net sales(1)		Percentage of net sales(1)	Increase/ (decrease)	Percentage increase/ (decrease)
	(dollars in millions)
Net sales
Mueller	$225.5	45.1%	$172.1	37.5%	$53.4	31.0%
U.S. Pipe	143.8	28.8	162.0	35.3	(18.2)	(11.2)
Anvil	136.5	27.3	124.8	27.2	11.7	9.4
Consolidating eliminations	(5.8)	(1.2)	—	—	(5.8)
Consolidated	$500.0	100.0	$458.9	100.0	$41.1	9.0
Gross profit
Mueller	$77.1	34.2	$61.7	35.9	$15.4	25.0
U.S. Pipe	20.8	14.5	22.8	14.1	(2.0)	(8.8)
Anvil	36.4	26.7	31.8	25.5	4.6	14.5
Consolidating eliminations	0.2	—	—	—	0.2
Consolidated	$134.5	26.9	$116.3	25.3	$18.2	15.6
Selling, general and administrative
Mueller	$20.3	9.0	$21.6	12.6	$(1.3)	(6.0)
U.S. Pipe	11.0	7.6	10.7	6.6	0.3	2.8
Anvil	24.2	17.7	20.3	16.3	3.9	19.2
Corporate	7.1	1.4	8.4	1.8	(1.3)	(15.5)
Consolidated	$62.6	12.5	$61.0	13.3	$1.6	2.6
Related party corporate charges
Mueller	$—	—	$—	—	$—
U.S. Pipe	2.0	1.4	1.8	1.1	0.2	11.1
Anvil	—	—	—	—	—
Corporate	0.3	0.1	—	—	0.3
Consolidated	$2.3	1.6	$1.8	0.4	$0.5	27.8
Facility rationalization, restructuring and related costs
Mueller	$—	—	$—	—	$—
U.S. Pipe	0.2	0.1	—	—	0.2
Anvil	—	—	—	—	—
Consolidated	$0.2	—	$—	—	$0.2
Income from operations
Mueller	$56.8	25.2	$40.1	23.3	$16.7	41.6
U.S. Pipe	7.6	5.3	10.3	6.4	(2.7)	(26.2)
Anvil	12.2	8.9	11.5	9.2	0.7	6.1
Corporate	(7.4)	(1.5)	(8.4)	(1.8)	(1.0)	11.9
Consolidating eliminations	0.2	—	—	—	0.2
Consolidated	$69.4	13.9	$53.5	11.7	$15.9	29.7
Interest expense, net of interest income	(27.6)	(5.5)	(28.8)	(6.3)	1.2	4.2
Income before income taxes	41.8	8.4	24.7	5.4	17.1	69.2
Income tax expense	18.2	3.6	8.2	1.8	10.0
Net income	$23.6	4.7	$16.5	3.6	$7.1	43.0

          (1) Percentages are by segment, if applicable.

Management’s discussion below reflects its analysis of the pro forma data presented above. Management believes that the pro forma comparisons will assist in understanding trends in the Company’s business in the factors that management considers critical to assessing the Company’s operating and financial performance.

Net Sales.   Consolidated net sales for the three months ended June 30, 2006 were $500.0 million, an increase of $41.1 million from $458.9 million in the prior year period.

Mueller segment net sales for the three months ended June 30, 2006 were $225.5 million, an increase of $53.4 million, or 31.0% from $172.1 million in the prior year period. This increase was primarily driven by higher pricing and volumes in hydrants, brass water products and iron gate valves, plus the addition of the U.S. Pipe segment’s valve and hydrant volume, transferred to the Mueller segment effective January 1, 2006.

U.S. Pipe segment net sales for the three months ended June 30, 2006 were $143.8 million, a decrease of $18.2 million, or 11.2% from $162.0 million in the prior year period. Net sales in the prior-year period included $14.6 million from the valve and hydrant business. As of January 1, 2006, the valve and hydrant business was transferred to the Mueller segment. The effect of this decrease was partially offset by increases in ductile iron pipe selling prices. Prices were higher than the prior year as the industry has been raising prices to mitigate rising scrap metal cost increases.

Anvil segment net sales for the three months ended June 30, 2006 were $136.5 million, an increase of $11.7 million, or 9.4% from $124.8 million in the prior year period. This increase was primarily driven by higher volume and pricing on its commercial construction and oilfield market products, higher volume in its foreign-sourced products and the relatively strong buying power of the Canadian dollar.

Gross Profit.   Consolidated gross profit for the three months ended June 30, 2006 was $134.5 million, an increase of $18.2 million compared to $116.3 million in the prior year period.

Mueller segment gross profit for the three months ended June 30, 2006 was $77.1 million, an increase of $15.4 million, or 25.0% from $61.7 million in the prior year period. Gross margin decreased to 34.2% in the current period compared to 35.9% in the prior year period. This increase was primarily due to higher pricing in hydrants, brass water products and gate valves, partially offset by $5.4 million of incremental higher brass ingot raw material costs.

U.S. Pipe segment gross profit for the three months ended June 30, 2006 was $20.8 million, a decrease of $2.0 million, or 8.8%, compared to $22.8 million in the prior year period. Gross margin increased to 14.5% in the current period compared to 14.1% in the prior year period. Due to the plant closure process, current period actual production capacity at the U.S. Pipe Chattanooga facility was significantly lower than normal capacity, resulting in facility expenses of $1.4 million charged directly to cost of sales. In addition, inventory obsolescence write-offs of $0.8 million associated with the plant closure and $0.9 million of other costs associated with the plant closure were recorded to cost of sales during the three months ended June 30, 2006. Excluding the charges for facility expenses of $1.4 million, inventory write-offs of $0.8 million and other costs of $0.9 million, U.S. Pipe gross margins would have been 16.6% for the current period, compared to 14.1% in the prior year period. This increase is primarily due to higher ductile iron pipe selling prices.

Anvil segment gross profit for the three months ended June 30, 2006 was $36.4 million, an increase of $4.6 million, or 14.5%, compared to $31.8 million in the prior year period. This increase was primarily due to higher volume and pricing on its commercial construction and oilfield market products, partially offset by cost increases in raw materials.

Selling, General & Administrative.   Consolidated expenses for the three months ended June 30, 2006 were $62.6 million, an increase of $1.6 million, compared to $61.0 million in the prior year period.

Expenses as a percentage of net sales improved to 12.5% in the current period compared to 13.3% in the prior year period.

Mueller segment expenses for the three months ended June 30, 2006 were $20.3 million, a decrease of $1.3 million, or 6.0%, compared to $21.6 million in the prior year period. Expenses as a percentage of net sales improved to 9.0% in the current period compared to 12.6% in the prior year period.

U.S. Pipe segment expenses for the three months ended June 30, 2006 were $11.0 million, compared to $10.7 million for the prior year period. As a percentage of net sales, expenses increased to 7.6% in the current period compared to 6.6% in the prior year period, primarily as a result of the transfer of valve and hydrant production to the Mueller segment, which was $14.6 million in the prior year period.

Anvil segment expenses for the three months ended June 30, 2006 were $24.2 million, an increase of $3.9 million, or 19.2%, compared to $20.3 million in the prior year period. Expenses as a percentage of net sales increased to 17.7% in the current period compared to 16.3% in the prior year period. This increase is primarily due to higher salaries and wages and sales commissions associated with higher sales volumes and a $0.9 million asset impairment charge for an idled machine.

Corporate segment expenses for the three months ended June 30, 2006 were $7.1 million, a decrease of $1.3 million compared to $8.4 million in the prior year period. The prior year costs included $1.4 million of employee compensation costs associated with a tax gross-up related to certain share-based compensation at Predecessor Mueller and $1.4 million of fees associated with the sale of Predecessor Mueller. This is partially offset in the current period by $0.5 million of increased costs compared to the prior year period related to efforts to achieve future compliance with Sarbanes-Oxley requirements and $0.7 million of share-based compensation costs associated with the Company’s 2006 Incentive Plan.

Related Party Corporate Charges.   Certain costs incurred by Walter such as insurance, executive salaries, professional service fees, human resources, transportation, and other centralized business functions are allocated to its subsidiaries. Costs incurred by Walter that cannot be directly attributed to its subsidiaries are allocated to its subsidiaries based on estimated annual revenues.

Facility Rationalization, Restructuring and Related Costs.   The Company expensed $0.2 million of restructuring costs for the three months ended June 30, 2006, related to the closure of the U.S. Pipe Chattanooga, Tennessee plant. These costs are comprised of fixed asset impairments of $2.2 million, severance for terminated hourly and salaried employees of $0.4 million, a reduction of pension and other post-employment benefit costs of $(0.6) million, and a reduction of other previously estimated environmental costs of $(1.8) million.

Interest Expense, Net of Interest Income.   Interest expense, net of interest income, for the current period was $27.6 million and includes $24.5 million of interest expense on the $1,050.0 million senior secured term loan entered into on October 3, 2005 and the 10% Senior Subordinated Notes assumed by the Company as part of the October 3, 2005 Acquisition; $1.1 million of amortization of deferred financing fees; and $4.1 million for write-off of deferred financing fees as a result of the early retirement of $247.0 million of the senior secured term loan, partially offset by $2.1 million of interest income earned on cash balances for the current period. Interest expense, net of interest income, for the prior year period was $28.8 million. The decrease is primarily due to the inclusion in the prior year period of $4.9 million of interest expense arising from a related party payable to Walter.

Supplemental Information—Results of Operations for the Nine Months Ended June 30, 2006 Compared to Pro Forma Results of Operations for the Nine Months Ended June 30, 2005

The unaudited pro forma results of operations for the nine months ended June 30, 2005 is presented as if the Acquisition of Predecessor Mueller and borrowings under the 2005 Mueller Credit Agreement had taken place on October 1, 2004 and were carried forward through June 30, 2005.

Pro Forma Results of Operations

Actual Nine Months Ended June 30, 2006 As Compared to the Pro Forma Nine Months Ended June 30, 2005 (dollars in millions)

	Nine months ended June 30,				Actual 2006 vs.
	Actual 2006		Pro Forma 2005		Pro Forma 2005
		Percentage of net sales(1)		Percentage of net sales(1)	Increase/ (decrease)	Percentage increase/ (decrease)
	(dollars in millions)
Net sales
Mueller	$599.0	42.3%	$480.9	38.0%	$118.1	24.6%
U.S. Pipe	434.6	30.7	427.8	33.8	6.8	1.6
Anvil	396.7	28.0	357.4	28.2	39.3	11.0
Consolidating eliminations	(15.0)	(1.0)	—	—	(15.0)
Consolidated	$1,415.3	100.0	$1,266.1	100.0	$149.2	11.8
Gross profit
Mueller	$150.6	25.1	$159.1	33.1	$(8.5)	(5.3)
U.S. Pipe	39.3	9.0	46.1	10.8	(6.8)	(14.8)
Anvil	83.1	20.9	92.3	25.8	(9.2)	(10.0)
Consolidating eliminations	(0.4)	—	—	—	(0.4)
Consolidated	$272.6	19.3	$297.5	23.5	$(24.9)	(8.4)
Selling, general and administrative
Mueller	$58.4	9.7	$64.2	13.3	$(5.8)	(9.0)
U.S. Pipe	32.3	7.4	29.0	6.8	3.3	11.4
Anvil	67.4	17.0	62.5	17.5	4.9	7.8
Corporate	22.4	1.6	20.6	1.6	1.8	8.7
Consolidated	$180.5	12.8	$176.3	13.9	$4.2	2.4
Related party corporate charges
Mueller	$—	—	$—	—	$—
U.S. Pipe	5.8	1.3	5.5	1.3	0.3	5.5
Anvil	—	—	—	—	—
Corporate	0.3	—	—	—	0.3
Consolidated	$6.1	0.4	$5.5	0.4	$0.6	10.9
Facility rationalization, restructuring and related costs
Mueller	$—	—	$1.6	0.3	$(1.6)
U.S. Pipe	28.6	6.6	—	—	28.6
Anvil	—	—	—	—	—
Consolidated	$28.6	2.0	$1.6	0.1	$27.0
Income (loss) from operations
Mueller	$92.2	15.4	$93.3	19.4	$(1.1)	(1.2)
U.S. Pipe	(27.4)	(6.3)	11.6	2.7	(39.0)
Anvil	15.7	4.0	29.8	8.3	(14.1)	(47.3)
Corporate	(22.7)	(1.6)	(20.6)	(1.6)	(2.1)	(10.2)
Consolidating eliminations	(0.4)	—	—	—	(0.4)
Consolidated	$57.4	4.1	$114.1	9.0	$(56.7)	(49.7)
Interest expense, net of interest income	(81.6)	(5.8)	(89.8)	(7.1)	8.2	9.1
Income (loss) before income taxes	(24.2)	(1.7)	24.3	1.9	(48.5)
Income tax expense (benefit)	(7.9)	(0.6)	12.3	1.0	(20.2)
Net income (loss)	$(16.3)	(1.2)	$12.0	0.9	$(28.3)

          (1) Percentages are by segment, if applicable.

Management’s discussion below reflects its analysis of the pro forma data presented above. Management believes that the pro forma comparisons will assist in understanding trends in the Company’s business in the factors that management considers critical to assessing the Company’s operating and financial performance.

Net Sales.   Consolidated net sales for the nine months ended June 30, 2006 were $1,415.3 million, an increase of $149.2 million from $1,266.1 million in the prior year period.

Mueller segment net sales for the nine months ended June 30, 2006 were $599.0 million, an increase of $118.1 million, or 24.6% from $480.9 million in the prior year period. This increase was primarily driven by higher pricing and volumes in hydrants and water valves, plus the addition of the U.S. Pipe segment’s valve and hydrant volume, transferred to the Mueller segment effective January 1, 2006.

U.S. Pipe segment net sales for the nine months ended June 30, 2006 were $434.6 million, an increase of $6.8 million, or 1.6% from $427.8 million in the prior year period. This increase was driven primarily by increases in ductile iron pipe selling prices and higher shipments in the first half of the fiscal year. Prices were higher than the prior year as the industry has been raising prices to mitigate rising scrap metal cost increases. Partially offsetting this increase was the transfer of $27.8 million of the U.S. Pipe segment valve and hydrant business to the Mueller segment.

Anvil segment net sales for the nine months ended June 30, 2006 were $396.7 million, an increase of $39.3 million, or 11.0% from $357.4 million in the prior year period. This increase was primarily the result of continued strength in the non-residential construction, oilfield and mechanical markets for grooved and hanger products and growth in the sales of foreign-sourced products, price increases implemented in late fiscal 2005, and the relatively strong buying power of the Canadian dollar.

Gross Profit.   Consolidated gross profit for the nine months ended June 30, 2006 was $272.6 million, a decrease of $24.9 million compared to $297.5 million in the prior year period. Included in cost of sales for the nine months ended June 30, 2006 was $70.2 million of purchase accounting adjustments related to valuing inventory acquired in the Acquisition at fair value and $20.4 million of inventory write-offs and unabsorbed overhead costs resulting from the closure of the U.S. Pipe Chattanooga manufacturing facility.

Mueller segment gross profit for the nine months ended June 30, 2006 was $150.6 million, a decrease of $8.5 million, or 5.3% from $159.1 million in the prior year period. Gross margin decreased to 25.1% in the current period compared to 33.1% in the prior year period. The current period includes $52.9 million related to the amortization expense resulting from the purchase accounting adjustment to increase acquired inventories to fair value on the date of acquisition. Excluding the effects of these purchase accounting adjustments, gross profit in the current period would have been $203.5 million and gross margin would have been 34.0% compared to 33.1% in the prior year period. This increase was primarily due to higher pricing and volumes, particularly in hydrants and water valves, partially offset by higher raw material costs.

U.S. Pipe segment gross profit for the nine months ended June 30, 2006 was $39.3 million, a decrease of $6.8 million, or 14.8%, compared to $46.1 million in the prior year period. Gross margin decreased to 9.0% in the current period compared to 10.8% in the prior year period. On October 26, 2005 the Company announced that the U.S. Pipe Chattanooga plant would be closed during fiscal 2006 and that production of the U.S. Pipe valves and hydrants would be transferred to the Mueller manufacturing facilities at Albertville, Alabama and Chattanooga, Tennessee. In addition to transferring production to Mueller facilities, the sales responsibility for U.S. Pipe valve and hydrant product sales was transferred to the Mueller segment. In conjunction with this transfer, it was determined that certain U.S. Pipe inventory would not ultimately be sold. As a result, inventory obsolescence write-offs of $11.4 million were recorded to cost of sales during the first nine months of 2006.

In addition, because of the plant closure process, actual production capacity at the U.S. Pipe Chattanooga facility was significantly lower than normal capacity, resulting in year-to-date facility expenses of $9.0 million and $0.9 million of other costs associated with the plant closure charged directly to cost of sales, which was expensed in the first nine months of 2006.

Excluding the charges for inventory write-offs of $11.4 million, facility expenses of $9.0 million and other costs of $0.9 million, U.S. Pipe gross margins would have been $60.6 million, or 13.9% for the year-to-date period, compared to 10.8% in the prior year period. This increase is primarily due to higher ductile iron pipe selling prices.

Anvil segment gross profit for the nine months ended June 30, 2006 was $83.1 million, a decrease of $9.2 million, or 10.0%, compared to $92.3 million in the prior year period. The current period includes $17.3 million related to the amortization expense resulting from the purchase accounting adjustment related to valuing inventory acquired in the Acquisition at fair value. Excluding the effects of this purchase accounting adjustment, gross profit would have been $100.4 million and gross margin would have been 25.3% compared to 25.8% in the prior year period.

Selling, General & Administrative.   Consolidated expenses for the nine months ended June 30, 2006 were $180.5 million, an increase of $4.2 million, compared to $176.3 million in the prior year period. The prior period included a favorable $5.1 million insurance claim settlement. Expenses as a percentage of net sales improved to 12.8% in the current period compared to 13.9% in the prior year period. Excluding the $5.1 million favorable insurance settlement, prior year expenses were 14.3% as a percentage of net sales.

Mueller segment expenses for the nine months ended June 30, 2006 were $58.4 million, a decrease of $5.8 million, or 9.0%, compared to $64.2 million in the prior year period. Expenses as a percentage of net sales improved to 9.7% in the current period compared to 13.3% in the prior year period.

U.S. Pipe segment expenses for the nine months ended June 30, 2006 were $32.3 million, compared to $29.0 million for the prior year period. As a percentage of net sales, expenses increased to 7.4% in the current period compared to 6.8% in the prior year period. The prior period expense was favorably impacted by a $5.1 million insurance claim settlement. In addition, period costs include higher management incentive accruals and increased outside sales commissions.

Anvil segment expenses for the nine months ended June 30, 2006 were $67.4 million, an increase of $4.9 million, or 7.8%, compared to $62.5 million in the prior year period. Expenses as a percentage of net sales improved to 17.0% in the current period compared to 17.5% in the prior year period. This increase is primarily due to higher salaries and wages, sales commissions and occupancy costs associated with the higher sales volumes.

Corporate segment expenses for the nine months ended June 30, 2006 were $22.4 million, an increase of $1.8 million compared to $20.6 million in the prior year period. This is primarily due to $1.7 million of increased costs compared to the prior year period related to efforts to achieve future compliance with Sarbanes-Oxley requirements, $0.7 million of share-based compensation costs, and increased workers’ compensation accruals of $2.5 million, partially offset by a $0.6 million decrease in incentive compensation costs related to changes in personnel, a decrease of $1.4 million of employee compensation costs associated with a  tax gross-up related to certain share-based compensation at Predecessor Mueller and a decrease of $1.4 million for fees associated with the sale of Predecessor Mueller.

Related Party Corporate Charges.   Certain costs incurred by Walter such as insurance, executive salaries, professional service fees, human resources, transportation, and other centralized business functions are allocated to its subsidiaries. Costs incurred by Walter that cannot be directly attributed to its subsidiaries are allocated to its subsidiaries based on estimated annual revenues.

Facility Rationalization, Restructuring and Related Costs.   The Company expensed $28.6 million of restructuring costs for the nine months ended June 30, 2006, related to the closure of the U.S. Pipe Chattanooga, Tennessee plant. These costs are comprised of fixed asset impairments of $21.2 million, severance for terminated hourly and salaried employees of $3.8 million, pension and other post-employment benefit costs of $3.3 million, and other costs of $0.3 million, primarily related to selling the property. The prior year period includes $1.6 million of severance expense related to the closure of a Mueller segment manufacturing facility in Colorado.

Interest Expense, Net of Interest Income.   Interest expense, net of interest income, for the current period was $81.6 million and includes $75.1 million of interest expense on the $1,050.0 million senior secured term loan entered into on October 3, 2005, and the 10% Senior Subordinated Notes assumed by the Company as part of the October 3, 2005 Acquisition; $2.5 million in commitment fees for a bridge loan which were expensed at the expiration of the bridge loan period during the current period; $3.3 million of amortization of deferred financing fees; and $4.1 million for write-off of deferred financing fees as a result of the early retirement of $247.0 million of the senior secured term loan, partially offset by $0.5 million of gains on interest rate swaps and $2.9 million of interest income earned on unrestricted cash balances for the current period. Interest expense, net of interest income, for the prior year period was $89.8 million. The decrease is primarily due to the inclusion in the prior year period of $15.9 million of interest expense arising from a related party payable to Walter.

Financial Condition

Cash and cash equivalents increased from zero at September 30, 2005 to $177.3 million at June 30, 2006, reflecting $99.7 million in cash flows provided by operations, $153.5 million in cash flows provided by financing activities, and a $0.1 million effect of exchange rate changes on cash, partially offset by $76.0 million of cash flows used in investing activities. At September 30, 2005, U.S. Pipe was a wholly-owned subsidiary of Walter and all of its net cash activity was transferred into Walter’s concentrated cash management system on a daily basis.

Net receivables, consisting principally of trade receivables, were $309.2 million at June 30, 2006, an increase of $190.7 million from September 30, 2005. The Acquisition accounted for an increase of $177.4 million. The remainder of the increase is due to higher sales levels for the quarter ended June 30, 2006 compared to the quarter ended September 30, 2005 due primarily to higher volumes and pricing.

Inventories were $466.2 million at June 30, 2006, an increase of $319.0 million from September 30, 2005. The Acquisition accounted for an increase of $373.2 million, partially offset by $70.2 million of purchase accounting adjustments related to valuing inventory acquired in the Acquisition at fair value and an $11.5 million inventory obsolescence write-down recorded during the nine months ended June 30, 2006. The inventory obsolescence write-down was a result of the decision to close the U.S. Pipe Chattanooga, Tennessee plant and transfer the valve and hydrant production of the plant to Mueller’s Chattanooga, Tennessee and Albertville, Alabama plants. The remaining net increase of $27.5 million is driven by a $7.0 million increase at the Anvil segment’s U.S. manufacturing plants due to higher production costs and to meet increased volume demand, a $15.0 million increase at the Mueller segment’s U.S. manufacturing plants primarily due to higher raw material costs, and a $4.0 million planned inventory build at the Mueller segment’s Milton, Canada facility in anticipation of its closure by the end of fiscal 2006 and the transition of those product lines to other Mueller facilities.

Current deferred income taxes, net, were $58.1 million at June 30, 2006, an increase of $47.0 million from September 30, 2005. The Acquisition accounted for a decrease of $0.4 million. The remainder of the increase was primarily due to increases in non-deductible accruals and reserves and a net operating loss carryforward from the three day period ending October 3, 2005.

Prepaid expenses, consisting principally of maintenance supplies and tooling parts and prepaid insurance premiums, were $30.8 million at June 30, 2006, an increase of $29.3 million from September 30, 2005. The Acquisition accounted for $31.1 million of the increase. This was partially offset by $0.7 million of prepaid tooling depreciation expense.

Property, plant and equipment was $338.2 million at June 30, 2006, an increase of $189.0 million from September 30, 2005, primarily due to assets acquired in the Acquisition of $215.7 million and capital expenditures of $48.0 million, partially offset by fixed assets impairments resulting from the U.S. Pipe Chattanooga plant closure of $21.2 million and fixed asset depreciation expense of $50.9 million.

Deferred financing fees, net, were $22.5 million at June 30, 2006. There were no deferred financing fees at September 30, 2005. All fees are related to the 2005 Mueller Credit Agreement entered into in conjunction with the October 3, 2005 Acquisition and the existing 10% Senior Subordinated Notes at Predecessor Mueller that were assumed as part of the Acquisition.

Due from parent, Walter Industries was $10.8 million at June 30, 2006, representing a $20.0 million note receivable for cash loaned to Walter by the Company subsequent to the Acquisition, plus $1.3 million of accrued interest receivable, partially offset by $10.5 million payable to Walter for certain costs incurred by Walter which benefited the Company and are required to be settled in cash. There was no such amount at September 30, 2005.

Identifiable intangibles, net, were $842.6 million at June 30, 2006. There were no such intangibles at September 30, 2005. Certain intangibles were identified during the allocation of the purchase of the Acquisition: (a) indefinite-lived intangible assets consisting of trade names and trademarks of $403.0 million; and (b) definite-lived intangible assets consisting of customer relationships of $397.6 million and technology of $56.3 million. An additional $6.7 million was booked for technology acquired in the purchase of CCNE during the quarter ended March 31, 2006. Amortization expense resulting from definite-lived intangible assets for the nine months ended June 30, 2006 was $21.0 million.

Goodwill was $722.5 million at June 30, 2006, an increase of $664.1 million from September 30, 2005. This increase represents goodwill identified during the allocation of the purchase price of the Acquisition of $651.2 million, $6.8 million related to the acquisition of Hunt Industries, $6.2 million related to the execution of certain restructuring plans identified by Walter prior to the Acquisition.

Other long-term assets were $9.5 million at June 30, 2006, consisting of interest rate swap assets. There were no interest rate swaps at September 30, 2005.

Accounts payable were $117.1 million at June 30, 2006, an increase of $64.6 million from September 30, 2005. The Acquisition accounted for $63.3 million of the increase.

Accrued expenses and other liabilities were $119.9 million at June 30, 2006, an increase of $85.2 million compared to September 30, 2005. The Acquisition accounted for an increase of $90.4 million. The offsetting decrease is primarily due to a decline in current state and federal income tax liability.

Long-term debt, including the current portion, was $1,129.8 million at June 30, 2006. There was no debt payable to non-affiliates at September 30, 2005. The Acquisition increased debt by $1,411.1 million. The Company has made principal payments of $279.5 million, partially offset by accretion on the debt of $2.3 million.

Payable to parent, Walter Industries, was zero at June 30, 2006 compared to $443.6 million at September 30, 2005. In conjunction with the contribution of U.S. Pipe to Group at October 3, 2005, the intercompany balance was forgiven.

Accrued pension liability, net increased $50.7 million to $104.3 million at June 30, 2006. The Acquisition accounted for an increase of $40.1 million. The remainder of the increase was primarily due to

$9.0 million of normal provision for net periodic benefit cost and $5.0 million of costs related to the closure of the U.S. Pipe Chattanooga, Tennessee plant, partially offset by pension funding contributions of $2.9 million.

Non-current deferred income taxes, net, were $316.7 million at June 30, 2006. The Acquisition accounted for an increase of $311.1 million.

Other long-term liabilities were $25.4 million at June 30, 2006, an increase of $12.8 million compared to September 30, 2005. The Acquisition accounted for an increase of $8.9. An additional liability of $1.6 million relates to foreign currency hedges entered into during the year. The remaining difference of $2.3 million is primarily due to increased liabilities related to workers’ compensation.

Statement of Cash Flows

Historically, our financing requirements have been funded primarily through borrowings from Walter Industries. As of the Acquisition date, the Company’s financing requirements are funded through cash generated by operating activities and borrowings under our revolving credit facility.

Cash flows from operating activities.   Net cash provided by operations was $99.7 million for the first nine months of 2006, compared to net cash used of $15.1 million for the first nine months of 2005. The difference was due primarily to the operations of Predecessor Mueller, acquired on October 3, 2005.

Cash flows used in investing activities.   In the first nine months of 2006 net cash used in investing activities was $76.0 million compared to $17.4 million of net cash provided in the first nine months of 2005. The difference was due primarily to the operations of Predecessor Mueller, acquired on October 3, 2005.

Cash flows from financing activities.   Net cash provided by financing activities was $153.5 million for the first nine months of 2006, compared to net cash used in the first nine months of 2005 of $2.4 million. This was primarily due to the operations of Predecessor Mueller, acquired on October 3, 2005, a transaction which included $76.3 million due to the Walter contribution of Predecessor Mueller’s cash. Also, a contribution from Mueller Water of $369.1 million from the proceeds from the issuance of common stock associated with Mueller Water’s IPO provided $369.1 million during the first nine months of 2006, of which $246.0 million was used to prepay a portion of the outstanding 2005 Muller Term Loan.

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

Debt Service

As of June 30, 2006, we had total consolidated indebtedness of approximately $1,129.8 million and approximately $113.2 million of borrowings available under the revolver portion of the 2005 Mueller Credit Agreement, subject to customary conditions. As of June 30, 2006, the Company had $31.8 million in letters of credit outstanding under the 2005 Mueller Credit Agreement, which reduces availability for borrowings thereunder. The significant debt service obligations under the credit facility and indentures could have material consequences to our security holders. Our key financial covenants are dependent on attaining certain levels of EBITDA, as defined in the respective debt arrangements. The most restrictive covenant in effect at June 30, 2006 related to a coverage ratio, as defined in the 2005 Mueller Credit Agreement, which required approximately $233 million of EBITDA over the trailing twelve months, based on net debt outstanding at June 30, 2006. We were in compliance with this covenant at June 30, 2006.

2005 Mueller Credit Agreement:   On October 3, 2005, the Company entered into a credit agreement (the “2005 Mueller Credit Agreement”) consisting of a $145 million senior secured revolving credit facility maturing in October 2010 (the “2005 Mueller Revolving Credit Facility”) and a $1,050 million senior secured term loan maturing in October 2012 (the “2005 Mueller Term Loan”). The 2005 Mueller Credit Agreement is a secured obligation of the Company and substantially all of its wholly-owned domestic subsidiaries. The 2005 Mueller Term Loan requires quarterly principal payments of $2.0 million through October 3, 2012, at which point in time the remaining principal outstanding is due. The commitment fee on the unused portion of the 2005 Mueller Revolving Credit Facility is 0.50% and the interest rate is a floating interest rate of 2.5% over LIBOR. The 2005 Mueller Term Loan carries a floating interest rate of 2.25% over LIBOR. As of June 30, 2006, the weighted average interest rate including interest rate swaps was 7.2% and the weighted average interest rate excluding interest rate swaps was 7.5%.

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

On June 1, 2006, the Company used $246.0 million of the $369.1 million contributed to it by Mueller Water from the proceeds from Mueller Water’s IPO for a partial redemption of the outstanding 2005 Mueller Term Loan. In addition to this transaction, the Company paid $1.0 million of the outstanding 2005 Mueller Term Loan during the three months ended June 30, 2006.

10% Senior Subordinated Notes:   In 2004, the Company issued $315 million principal face amount of 10% senior subordinated notes due 2012. The senior subordinated notes are guaranteed by each of the Company’s existing domestic restricted subsidiaries. The subordinated notes contain customary covenants and events of default, including covenants that limit the Company’s ability to incur debt, pay dividends and make investments. The effective interest rate was 8.0% as of the June 30, 2006 market value of the notes.

On July 3, 2006, the Company used $123.1 million of the $369.1 million contributed to it by Mueller Water from the proceeds from Mueller Water’s IPO for a partial redemption of $110.3 million of the senior subordinated notes, plus accrued interest of $1.8 million and a prepayment premium of $11.0 million.

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

We utilize letters of credit and surety bonds in the ordinary course of business to ensure our performance of contractual obligations. As of June 30, 2006, we had $31.8 million of letters of credit and $21.2 million of surety bonds outstanding.

Contractual Obligations

Our contractual obligations as of June 30, 2006:

Payments Due by Period

Contractual Obligations	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years	Total
	(dollars in millions)
Long-term debt
Principal on long-term debt	$8.0	$16.0	$16.0	$1,070.7	$1,110.7
Interest on long-term debt(1)	93.8	185.6	183.0	100.4	562.8
Capital lease obligations	1.0	1.3	0.1	—	2.4
Operating leases	7.9	8.0	3.3	1.9	21.1
Unconditional purchase obligations(2)	18.2	—	—	—	18.2
Other long-term obligations(3)	—	—	—	—	—
Total contractual cash obligations	$128.9	$210.9	$202.4	$1,173.0	$1,715.2

       (1) Interest on the senior credit facility is calculated using LIBOR of 5.48%, the rate in effect on June 30, 2006. Each increase or decrease in LIBOR of 0.125% would result in an increase or decrease in annual interest on the senior credit facility of $1.0 million. Because the interest rate under the senior credit facility will be variable, actual payments may differ. Interest does not include payments that could be required under our interest-rate swap agreements, which payments will depend upon movements in interest rates and could vary significantly. The payments to be received on the existing interest rate swaps are estimated to be approximately $10.3 million, net of LIBOR interest calculated at 5.48% received from counterparties.

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

Effect of Inflation; Seasonality

We do not believe that general inflation (except for raw material cost increases on scrap steel, brass ingot and steel pipe) has had a material impact on our financial position or results of operations.

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

	March 31, 2006	September 30, 2005
	(dollars in millions)
Workers’ compensation liability recorded on a discounted basis	$24.8	$11.9

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

Stock-Based Compensation

The Company issues awards under the 2006 Plan and participates in share-based compensation plans of its parent company, Walter. Historically, Walter did not allocate any costs of its plans to U.S. Pipe. Beginning October 1, 2005, the Company adopted SFAS No. 123(R), “Share-Based Payment”, which requires that compensation costs related to share-based payment transactions be recognized in the financial statements over the period that an employee provides service in exchange for the award. The Company uses the modified prospective method, under which we record compensation cost for new and modified awards over the related vesting period of such awards. The Company had approximately 1.1 million restricted stock units and 0.1 million stock options outstanding at June 30, 2006. Certain of the Company’s employees have been granted Walter restricted stock units and stock options under Walter’s share-based compensation plans.

Derivative Instruments and Hedging Activities

We currently use interest rate swaps as required in the 2005 Mueller Credit Agreement to reduce the risk of interest rate volatility. The amount to be paid or received from interest rate swaps is charged or credited to interest expense over the lives of the interest rate swap agreements. Changes in the fair value of derivatives are recorded each period in earnings or Accumulated Other Comprehensive Income (Loss), depending on whether a derivative is designated and effective as part of a hedge transaction and meets the applicable requirements associated with Statement of Financial Accounting Standards (SFAS) No. 133, as amended.

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

Additionally, we utilize forward contracts to mitigate exposure to changes in foreign currency exchange rates from third party and intercompany transactions. The primary currency to which we are exposed and to which we hedge the exposure is the Canadian dollar. The effective portion of unrealized gains and losses associated with forward contracts are deferred as a component of Accumulated Other Comprehensive Income (Loss) until the underlying hedged transactions are reported in our consolidated statement of earnings. The balance was less than $0.1 million at June 30, 2006.

Recently Issued Accounting Standards

In June 2006, the FASB ratified EITF No. 06-3 “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)” (“EITF 06-3”). EITF 06-3 addresses the income statement presentation of any tax collected from customers and remitted to a government authority and concludes the presentation of taxes on either a gross basis or a net basis is an accounting policy decision that should be disclosed pursuant to APB Opinion No. 22 “Disclosure of Accounting Policies.” This is effective for interim and annual reporting periods beginning after December 15, 2006 and will require the financial statement disclosure of any significant taxes recognized on a gross basis. The Company has not yet determined what effect, if any, the adoption of this interpretation will have on its consolidated financial statements.

In July 2006, the FASB issued final Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes”, which defines the minimum recognition threshold a tax provision must meet before being recognized in the financial statements. This interpretation also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods, and income tax disclosures. FIN No. 48 applies to all tax positions related to income taxes subject to SFAS No. 109, “Accounting for Income Taxes”. The Company has not yet determined what effect, if any, the adoption of this interpretation, which becomes effective October 1, 2007, will have on its consolidated financial statements.

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

Interest Rate Risk

At June 30, 2006, the Company had fixed rate debt of $334.1 million and variable rate debt of $795.7 million. The pre-tax earnings and cash flows impact resulting from a 100 basis point increase in interest rates on variable rate debt, holding other variables constant and excluding the impact of the hedging agreements described below, would be approximately $8.0 million per year.

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

The Company recorded an unrealized gain from its interest rate swap contracts, net of tax, of $5.3 million at June 30, 2006 in Accumulated Other Comprehensive Income (Loss).

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

We have entered into forward exchange contracts principally to hedge currency fluctuations in transactions (primarily an intercompany loan and anticipated inventory purchases) denominated in foreign currencies, thereby limiting the risk that would otherwise result from changes in exchange rates. The majority of the Company’s exposure to currency movements is in Canada. Gains and losses on the forward contracts are expected to be offset by losses / gains in recognized net underlying foreign currency transactions. As of June 30, 2006, the Company had entered into forward contracts in a notional amount of $8.7 million to protect anticipated inventory purchases over the next three months by its Canadian operations. With these hedges, the Company purchases U.S. dollars and sells Canadian dollars at an average exchange rate of $0.885.

The Company has also entered into hedges protecting intercompany loan payments to be made over the next three years by its Canadian subsidiary to a U.S. subsidiary totaling $37.3 million. With these hedges, the Company sells Canadian dollars for U.S. dollars at an exchange rate of $0.8681. Gains or losses on these hedges will be recorded in earnings. The loss on the hedges during the three months and nine months ended June 30, 2006 was $1.6 million and $1.6 million, respectively.

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

Based on this evaluation and because of the material weakness described below, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2006. Notwithstanding this material weakness, management concluded that the financial statements included in this Form 10-Q for the period ended June 30, 2006 fairly present in all material respects their financial position, results of operations and cash flows for the periods presented in conformity with GAAP.

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

As of September 30, 2004 and 2005, Predecessor Mueller reported the following control deficiencies that, in the aggregate, constituted a material weakness in internal control over preparation, review and presentation and disclosure of their consolidated financial statements. Specifically Predecessor Mueller’s control deficiencies included: (i) a lack of personnel with experience in financial reporting and control procedures necessary for SEC registrants; (ii) a lack of sufficient controls to prevent or detect, on a timely basis, unauthorized journal entries; (iii) a lack of sufficient controls over information technology data conversion and program changes; (iv) a lack of sufficient controls over the development and communication of income tax provisions; (v) a lack of effective controls surrounding “whistleblower” hotline complaints and internal certifications to ensure that issues were communicated on a more timely basis by management to the audit committee and the independent registered public accounting firm; (vi) a lack of effective controls over revenue recognition associated with full truckload shipments not immediately dispatched by freight carriers; and (vii) a lack of formal controls and procedures regarding assessment of financial exposures and transactions, including consideration of accounting implications under GAAP. These control deficiencies resulted in audit adjustments to the consolidated financial statements for the year ended September 30, 2004. Additionally, these control deficiencies, in the aggregate, could result in a misstatement to accounts and disclosures that would result in a material misstatement to the annual or interim financial statements that would not be prevented or detected. While item (i) above remains unremediated and has been added as a component of the material weakness existing at June 30, 2006 described above, management has concluded that based on the remediation actions described below, items (ii) through (vii) of this material weakness did not exist at June 30, 2006.

Remediation of Material Weakness

In order to remediate the material weakness first reported as of September 30, 2004, Predecessor Mueller: (i) reassigned its Chief Financial Officer, appointed an Interim Chief Financial Officer and hired additional accounting and finance staff; (ii) introduced increased training for their existing financial and accounting and other staff; (iii) retained third-party consultants with significant SEC financial reporting experience to provide assistance in complying with SEC reporting requirements; (iv) formed a disclosure committee to supervise the preparation of their Exchange Act Reports and other public communications; (v) improved their controls over, and began developing written policies and procedures that cover all significant accounting processes, including journal entries, the development and communication of income tax provisions, information data conversion issues and program changes, revenue recognition and assessing financial exposures; (vi) improved and centralized controls over information technology; and (vii) implemented global compliance initiatives under the direction of their Chief Compliance Officer including controls surrounding “whistleblower” hotline complaints and internal certifications. The Company continued these improvement efforts during the quarter ended March 31, 2006 and has concluded that it has remediated items (ii) through (vii) of this material weakness. However, as disclosed above, item (i) a lack of personnel with experience in financial reporting and control procedures necessary for SEC registrants is the only remaining item of the continuing material weakness at June 30, 2006.

During the quarter ended June 30, 2006, the Company took steps to remediate the material weakness that continued as of June 30, 2006. These steps included a thorough review, on a quarterly basis, of foreign currency translation cash flow statement effects, the dollar value of bank checks outstanding and transactions related to property, plant and equipment and an additional review, on a quarterly basis, of the classification requirements of each component line item and the individual elements that comprise each line item of the statement of cash flows, in accordance with Statement of Financial Accounting Standards, No.95, “Statement of Cash Flows.” Additionally, the classification of deferred income tax items in the balance sheet and cash flow statement, as well as depreciation in the statement of operations, will be evaluated quarterly as will the proper classification of shipping and handling costs within our consolidated statement of operations.

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

The Company continues to upgrade the knowledge of its finance staff by implementing on-going United States GAAP training programs, consisting of providing appropriate technical resources to our finance team and training on the use of such resources, conducting a series of training sessions for plant controllers, periodically distributing summaries of changes in accounting and reporting standards, and issuing and updating our accounting policies. Additionally, the Company terminated the former Chief Compliance Officer of Predecessor Mueller and reassigned those duties to the Director of Internal Audit. While significant improvements have been implemented, management believes that additional remediation is needed and will require changes in personnel, processes and procedures to ensure timely and accurate financial reporting on a sustainable basis. During the quarter ended June 30, 2006, the Company hired a Vice President of Internal Audit with significant Sarbanes-Oxley implementation experience to direct the Company’s Sarbanes-Oxley implementation objectives.

The Company believes the additional control procedures as designed, when implemented, will fully remediate the above material weakness.

Changes in Internal Control Over Financial Reporting

Except as described above, there were no changes internal control over financial reporting during the quarter ended June 30, 2006, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II   OTHER INFORMATION

Item 1.                        Legal Proceedings

See Note 14 of the “Notes to Condensed Consolidated Financial Statements” in this Form 10-Q for a description of current legal proceedings.

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

The Los Angeles Department of Water and Power, ex rel. Nora Armenta (“Armenta”) filed suit against our subsidiaries, James Jones Company and Mueller Co. (Superior Court, Los Angeles County, California; Case No. BC 173487) on June 27, 1997. In a related case, on September 15, 2004, the City of Banning and other California municipalities (collectively, “City of Banning”) filed suit against the Company’s subsidiaries, James Jones Company and Mueller Co. (Superior Court, Los Angeles County; Case No. BC 321513). The Armenta matter is a false claims lawsuit brought on behalf of cities, water districts and municipalities against our James Jones Company subsidiary alleging that the defendants sold allegedly non-conforming public water system parts to various government entities. The lawsuit seeks consequential damages, penalties and punitive damages relating to the repair and replacement of the water systems to remove the allegedly non-conforming parts. Our subsidiary, Mueller Co., which had also been named as a defendant in the Armenta matter, brought a summary judgment motion and was dismissed from this litigation in January 2004: James Jones Company remains a defendant in the action. On September 15, 2004, the Armenta trial court ruled against the intervention of approximately 30 municipalities that had failed to intervene within the time deadlines previously specified by the court. The trial court also ruled that the majority of municipalities that had purchased James Jones products from contractors or distributors were not in privity with the James Jones Company and were not entitled to punitive damages. Following the Armenta court’s ruling, on September 15, 2004, the water districts and municipalities filed the City of Banning action against the James Jones Company and Watts (former parent company of James Jones Company), alleging fraud and intentional misrepresentation. This lawsuit is based on the same underlying facts as the Armenta lawsuit. Any liability associated with these lawsuits is covered by the Tyco indemnity, described below, and the defense is being paid for and conducted by Tyco, all in accordance with the indemnity obligation of Tyco.

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

The domestic and international markets for flow control products are competitive. While there are only a few competitors for most of our product offerings, many of them are well-established companies with strong brand recognition. In particular, our malleable iron and cast iron pipe fitting products, which together comprised 5% and 6% of our pro forma sales for the 2005 fiscal year, and for the nine months ended June 30, 2006, respectively, face competition from less expensive imports and our pipe nipple and hanger products and our pipe fittings and couplings products, which together comprised 16% and 16% of our pro forma sales in 2005, and for the nine months ended June 30, 2006, respectively, compete on the basis of price and are sold in fragmented markets with low barriers to entry, allowing less expensive domestic and foreign producers to gain market share and reduce our margins. Also, competition for ductile iron pressure pipe sold by our U.S. Pipe segment comes not only from ductile pipe produced by a concentrated number of domestic manufacturers, but also from pipe composed of other materials, such as polyvinylchloride (PVC), high density polyethylene (HDPE), concrete, fiberglass, reinforced plastic and steel.

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

In the fiscal year ended September 30, 2005 and the nine months ended June 30, 2006, on a pro forma basis, approximately 37% and 40%, respectively, of our pro forma sales were to our ten largest distributors, and approximately 30% and 33%, respectively, of our pro forma sales were to our three largest distributors: Home Depot, Ferguson Enterprises and American Waterworks. Our business relationships with most of our major distributor branches may be terminated at the option of either party upon zero to 60 days’ notice.

While our relationships with our ten largest distributors have been long-lasting, distributors in our industry have experienced significant consolidation in recent years, and our distributors may be acquired by other distributors who buy products from our competitors. Our ability to retain these customers in the face of other competitors generally depends on a variety of factors, including the quality and price of our products and our ability to market these products effectively. As consolidation among distributors continues, pricing pressure may result, which could lead to a significant decline in our profitability. For example, Home Depot acquired National Waterworks in 2005 and then acquired Hughes Supply in March 2006. As a result, two of our three previous largest distributors have been combined under common control. Moreover, the loss of either of Home Depot or Ferguson Enterprises as a distributor could significantly reduce our levels of sales and profitability.

Our brass valve products contain lead, which may be replaced in the future.

Our brass valve products, which constituted approximately 6% and 6% of our pro forma sales in the twelve months ended September 30, 2005 and the nine months ended June 30, 2006, respectively, contain approximately 5.0% lead. Environmental advocacy groups, relying on standards established by California’s Proposition 65, are seeking to eliminate or reduce the content of lead in some of these products, including water meters and valves, and to limit their sale in California. Some of our business units have entered into settlement agreements with these environmental advocacy groups that have required them to either modify some of these products or offer substitutes for them with respect to products sold in California. Modifications of or substitutions for our products to meet or conform with regulatory requirements will require incremental capital spending of up to $8.0 million in the next two years and will require us to purchase more expensive raw materials, and we may not be able to pass these costs on to our customers. Legislation to substantially restrict lead content in water products has been introduced in the United States Congress. Congress may adopt legislation that would require us to reduce or eliminate lead in our brass products which could require us to incur substantial additional production expenses. In addition, advocacy groups or other parties may file suit against us under Proposition 65, which could result in additional costs in connection with marketing and selling our brass products in California.

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

We have recorded a significant amount of goodwill and other identifiable intangible assets. As of June 30, 2006, goodwill and other identifiable intangible assets were approximately $722.5 million and $842.6 million, respectively (or approximately 52% of our total assets). Goodwill and identifiable intangible assets of the Company were recorded at fair value on the date of acquisition and goodwill of U.S. Pipe remains at historical cost. In accordance with Financial Accounting Standards Board Statement of Financial Accounting Standards (“SFAS”) No. 142, goodwill and other intangible assets, are reviewed at least annually for impairment. Impairment may result from, among other things, deterioration in our performance, adverse market conditions, adverse changes in applicable laws or regulations, including changes that restrict the activities of or affect the products and services sold by our business, and a variety of other factors. The amount of any quantified impairment must be expensed immediately as a charge to results of operations. Depending on future circumstances, it is possible that we may never realize the full value of our intangible assets. Any future determination of impairment of a significant portion of goodwill or other identifiable intangible assets would result in a non-cash impairment charge.

We have a significant amount of debt.

As of June 30, 2006, our total debt was $1,129.8 million. We may incur significant additional indebtedness from time to time. The level of our indebtedness could have important consequences, including:

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

The National Sanitary Foundation (“NSF”) is a non-profit entity that was contracted by the U.S. Environmental Protection Agency (“EPA”) to promulgate standards for the water industry. NSF has issued NSF 61, which governs the leaching characteristics of valves and devices that are part of drinking water distribution networks, including certain of our products made from brass. In recent years, a growing majority of states have adopted, by statute or regulation, a requirement that water distribution systems utilize products that comply with NSF 61 and/or are certified as NSF 61 compliant. We, along with others in the industry, are engaged in the lengthy process of attempting to obtain certification of NSF 61 compliance for all of our relevant products. In fiscal 2005 and in the nine months ended June 30, 2006, our sales of brass valve products were approximately 6% and 6%, respectively, of our total sales, on a pro forma basis. To date we have obtained certification of approximately 95% of our brass valve and fitting products. Approximately 26% of our certified products use “low lead” brass to comply with current NSF 61 requirements. The NSF 61 certification process is ongoing with our goal to have all products requiring certification completed by January 1, 2007. In the event that some of our brass valve products are found not to be in compliance with NSF 61, those products may not be accepted by various municipalities or we may be forced to modify non-conforming products with substitute materials which may require increased cost, thereby impairing our profitability. In addition, if our competitors develop a complete line of NSF 61 compliant brass valve products before we do, we may be placed at a competitive disadvantage which may, in turn, impair our profitability.

Our business may be harmed by work stoppages and other labor relations matters.

We are subject to a risk of work stoppages and other labor relations matters because our hourly workforce is highly unionized. As of June 30, 2006, approximately 80% of our hourly workforce was represented by unions. These employees are represented by locals from approximately six different unions, including the Glass, Molders, Pottery, Plastics and Allied Workers International Union, which is our largest union. Our labor agreements will be negotiated as they expire at various times through March 2010. Work stoppages for an extended period of time could impair our business. Labor costs are a significant element of the total expenditures involved in our manufacturing process, and an increase in the costs of labor could therefore harm our business. In addition, the freight companies who deliver our products to our distributors generally use unionized truck drivers, and our business could suffer if our contractors face work stoppages or increased labor costs.

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

In addition, we will be required to incur costs to comply with the EPA’s National Emissions Standards for Hazardous Air Pollutants (“NESHAP”) for iron and steel foundries and for our foundries’ painting operations. These costs may be substantial. See “Note 14—Commitments and Contingencies—Environmental Matters.” We may be required to conduct investigations and perform remedial activities that could require us to incur material costs in the future. Our operations involve the use of hazardous substances and the disposal of hazardous wastes. We may incur costs to manage these substances and wastes and may be subject to claims for damage for personal injury, property damages or damage to natural resources.

Our U.S. Pipe segment has been identified as a potentially responsible party liable under federal environmental laws for a portion of the clean-up costs with regard to two sites, one in Alabama and one in California, and is currently subject to an administrative consent order requiring certain monitoring and clean-up with regard to its Burlington, New Jersey facility. Such clean-up costs could be substantial and could have a negative effect on our profitability and cash flows in any given reporting period. As described in the immediately preceding risk factor, we rely on Tyco to indemnify us for certain liabilities and there is a risk that Tyco may become unable or fail to fulfill its obligation. For more information about our environmental compliance and potential environmental liabilities, see “Note 14—Commitments and Contingencies—Environmental Matters and Miscellaneous Litigation.”

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

As of September 30, 2005, we did not maintain effective controls over the preparation, review and presentation and disclosure of our consolidated financial statements due to a lack of personnel with experience in financial reporting and control procedures necessary for SEC registrants. Specifically, our controls failed to prevent or detect the incorrect presentation of the following items in our consolidated financial statements: (i) cash flows from the effect of exchange rate changes on cash balances; (ii) cash flows from the loss on disposal of property, plant and equipment; (iii) cash flows and balance sheet presentation of the dollar value of bank checks outstanding; (iv) the presentation of current and non-current deferred income tax assets in Predecessor Mueller’s consolidated balance sheet; and (v) classification of certain depreciation expense as selling, general and administrative expense instead of cost of sales for the historical consolidated statement of operations for our Mueller and Anvil segments. Further, our controls failed to detect the incorrect presentation of shipping and handling costs in our unaudited consolidated statement of operations for the three months ended December 31, 2004 as initially reported for the three months ended December 31, 2005. These control deficiencies resulted in the restatement of the annual consolidated financial statements for fiscal 2004 and 2003 and interim consolidated financial statements for the first three quarters of fiscal 2005, all interim periods of fiscal 2004, and audit adjustments to the 2005 annual consolidated financial statements for our predecessor company that included our Mueller and Anvil segments (“Predecessor Mueller”) and the restatement of our consolidated statement of operations for the three months ended December 31, 2004. Additionally, control deficiencies could result in a misstatement of the presentation and disclosure of our consolidated financial statements that would result in a material misstatement in the annual or interim financial statements that would not be prevented or detected. Accordingly, management determined that these control deficiencies constituted a material weakness.

As of September 30, 2004 and 2005, Predecessor Mueller reported the following control deficiencies that, in the aggregate, constituted a material weakness in internal control over preparation, review and presentation and disclosure of their consolidated financial statements. Specifically Predecessor Mueller’s control deficiencies included: (i) a lack of personnel with experience in financial reporting and control procedures necessary for SEC registrants; (ii) a lack of sufficient controls to prevent or detect, on a timely basis, unauthorized journal entries; (iii) a lack of sufficient controls over information technology data conversion and program changes; (iv) a lack of sufficient controls over the development and communication of income tax provisions; (v) a lack of effective controls surrounding “whistleblower” hotline complaints and internal certifications to ensure that issues were communicated on a more timely basis by management to the audit committee and the independent registered public accounting firm; (vi) a lack of effective controls over revenue recognition associated with full truckload shipments not immediately dispatched by freight carriers; and (vii) a lack of formal controls and procedures regarding assessment of financial exposures and transactions, including consideration of accounting implications under GAAP. These control deficiencies resulted in audit adjustments to the consolidated financial statements for the year ended September 30, 2004. Additionally, these control deficiencies, in the aggregate, could result in a misstatement to accounts and disclosures that would result in a material misstatement to the annual or interim financial statements that would not be prevented or detected. While item (i) above (lack of experienced financial reporting personnel) remains unremediated, it is the only remaining item of the material weakness described above that continued to exist at June 30, 2006; and management has concluded that, based on the remediation actions described below, items (ii) through (vii) of this material weakness did not exist as of June 30, 2006.

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

We are pursuing several initiatives designed to rationalize our manufacturing facilities and to use our manufacturing expertise to reduce our costs. In fiscal 2006, we achieved integration synergies between our Mueller and U.S. Pipe segments by closing the U.S. Pipe Chattanooga, Tennessee production facility and integrating it into the Mueller Chattanooga and Albertville, Alabama production facilities. We have initiated the implementation of plant and distribution combination and production efficiency strategies within our Mueller and Anvil segments, which efforts will continue through fiscal years 2006, 2007 and the beginning of 2008. Our Mueller segment sales force has begun to integrate U.S. Pipe products as complementary product offerings as part of their sales efforts. We also have begun to use our combined purchasing leverage to reduce raw material and overall product costs. If we fail to implement our integration and rationalization plans at the economic levels or within the time periods expected, we may not be able to achieve the projected levels of synergies and cost savings. In addition, we expect to incur substantial severance, environmental and impairment costs in connection with our integration and rationalization plans.

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

Walter Industries beneficially owns all of our parent company’s outstanding Series B common stock (which Series B common stock is entitled to eight votes per share on any matter submitted to a vote of our stockholders). The common stock beneficially owned by Walter Industries represents a majority of the voting power of all of Mueller Water’s issued and outstanding common stock. For as long as Walter Industries continues to beneficially own shares of common stock representing more than 50% of the combined voting power of Mueller Water’s common stock, Walter Industries will be able to direct the election of all of the members of our board of directors and exercise a controlling influence over our business and affairs, including any determinations with respect to mergers or other business combinations, the acquisition or disposition of assets, the incurrence of indebtedness, the issuance of any additional common stock or other equity securities, the repurchase or redemption of common stock or preferred stock and the payment of dividends. Similarly, Walter Industries will have the power to determine or significantly influence the outcome of matters submitted to a vote of Mueller Water’s stockholders, including the power to prevent an acquisition or any other change in control of us and could take other actions that might be favorable to Walter Industries.

Pursuant to the corporate agreement between Walter Industries and the Company dated as of May 26, 2006, Walter Industries has an option available to it to purchase additional shares of Mueller Water’s Series B common stock and/or any nonvoting capital stock to maintain its then-existing percentage of the total voting power and value of Mueller Water. Additionally, with respect to shares of any nonvoting capital stock that may be issued in the future, Walter Industries has an option to purchase such additional shares so as to maintain ownership of 80% of each outstanding class of such stock. Beneficial ownership of at least 80% of the total voting power and 80% of each class of any nonvoting capital stock is required for Walter Industries to effect a tax-free spin-off of Mueller Water or certain other tax-free transactions. In addition, the corporate agreement grants registration rights to Walter Industries with respect to the Company’s Series B common stock.

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

Walter Industries effectively controls all of our tax decisions for periods during which we are a member of the Walter Industries consolidated federal income tax group and certain combined, consolidated or unitary state and local income tax groups. Under the terms of the income tax allocation agreement between Walter Industries and the Company dated as of May 26, 2006, Walter Industries has sole authority to respond to and conduct all tax proceedings (including tax audits) relating to our federal income and combined state returns, to file all such returns on behalf of us and to determine the amount of our liability to (or entitlement to payment from) Walter Industries for such periods. This arrangement may result in conflicts of interests between the Company and Walter Industries. In addition, the tax allocation agreement will provide that in the event that Walter Industries effectuates a spin-off of our common stock that it owns and such spin-off is not tax-free pursuant to Section 355 of the Internal Revenue Code of 1986, as amended, or the “Code,” the Company generally will be responsible for any taxes incurred by Walter Industries or its stockholders if such taxes result from certain of our actions or omissions and for a percentage of any such taxes that are not a result of our actions or omissions or Walter Industries’ actions or omissions taxes based upon our market value relative to Walter Industries’ market value.

Because we have limited experience operating as a stand-alone entity, our future business prospects are difficult to evaluate and our business could suffer as a result of the separation of our business from Walter Industries.

Our company is a combination of the Predecessor Mueller business acquired by Walter Industries on October 3, 2005 and the U.S. Pipe business. As of the date of this report, Walter Industries owns all outstanding shares of our common stock. Our operations as a stand-alone company may place significant demands on our management, operational, and technical resources. Our future performance will depend on our ability to function as a stand-alone company and on our ability to finance and manage expanding operations and to adapt our information systems to changes in its business. We rely on contractual arrangements, including the transition services agreement between Walter Industries and the Company dated as of May 26, 2006, that require Walter Industries and its affiliates to provide or procure certain critical transitional services and shared arrangements to us such as:

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

Our governing documents, contractual arrangements and applicable laws include provisions that may discourage a takeover attempt.

Provisions contained in our restated certificate of incorporation and by-laws, to be adopted immediately prior to the announced offering of Mueller Water’s series A common stock, and Delaware law could make it difficult for a third party to acquire us, even if doing so might be beneficial to our stockholders. For example, stockholders who wish to nominate a director or present a matter for consideration at an annual meeting are required to give us notice of such proposal, which gives us time to respond. These provisions could limit the price that certain investors might be willing to pay in the future for shares of Mueller Water’s series A common stock and may have the effect of delaying or preventing a change in control.

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

MUELLER GROUP, LLC
Date: August 9, 2006	By:	/s/ DALE B. SMITH
Dale B. Smith
President and Chief Executive Officer
Date: August 9, 2006	By:	/s/ JEFFERY W. SPRICK
Jeffery W. Sprick
Chief Financial Officer