Form 10-Q
period 2007-03-31
Mueller Group, Inc.
filed 2007-05-09
CIK 1290999

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007.

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

As of May 1, 2007 Mueller Group, LLC had 1 unit outstanding.

Certain items have been omitted under the reduced disclosure format pursuant to the General Instruction H(1) (a) and (b) of Form 10-Q for wholly owned subsidiaries (reduced disclosure format).

PART I. FINANCIAL INFORMATION

ITEM 1.                FINANCIAL STATEMENTS

MUELLER GROUP, LLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31, 2007	September 30, 2006
	(dollars in millions)
Assets
Cash and cash equivalents	$67.6	$79.1
Receivables, net of allowance for doubtful accounts of $4.9 million and $4.8 million at March 31, 2007 and September 30, 2006, respectively	274.3	322.9
Inventories	510.8	454.6
Deferred income taxes	42.4	42.6
Prepaid expenses	35.7	33.7
Total current assets	930.8	932.9
Property, plant and equipment, net	343.7	337.0
Deferred financing fees and other long-term assets	13.7	16.8
Identifiable intangible assets, net	834.0	835.4
Goodwill	724.2	724.1
Total assets	$2,846.4	$2,846.2
Liabilities
Current portion of long-term debt	$8.9	$9.0
Accounts payable	115.4	129.9
Accrued expenses and other current liabilities	97.0	122.1
Total current liabilities	221.3	261.0
Long-term debt	996.9	1,002.0
Accrued pension liability, net	45.7	43.7
Accumulated postretirement benefits obligation	44.7	46.3
Deferred income taxes	299.8	294.0
Other long-term liabilities	20.9	20.9
Total liabilities	1,629.3	1,667.9
Shareholders’ Equity
Membership unit:
1 unit outstanding at March 31, 2007 and September 30, 2006	—	—
Capital in excess of par value	1,359.6	1,358.4
Accumulated deficit	(121.9)	(161.5)
Accumulated other comprehensive loss	(20.6)	(18.6)
Total shareholders’ equity	1,217.1	1,178.3
Total liabilities and shareholders’ equity	$2,846.4	$2,846.2

The accompanying notes are an integral part of the condensed consolidated financial statements.

MUELLER GROUP, LLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended March 31,
	2007	2006
	(dollars in millions)
Net sales	$459.7	$434.9
Cost of sales	341.9	340.3
Gross profit	117.8	94.6
Operating expenses:
Selling, general and administrative	64.9	60.8
Related party corporate charges	—	2.0
Facility rationalization, restructuring and related costs	—	4.3
Total operating expenses	64.9	67.1
Income from operations	52.9	27.5
Interest expense, net of interest income	17.9	25.9
Income before income taxes	35.0	1.6
Income tax expense	14.8	0.6
Net income	$20.2	$1.0

	Six months ended March 31,
	2007	2006
	(dollars in millions)
Net sales	$871.6	$915.3
Cost of sales	646.1	777.2
Gross profit	225.5	138.1
Operating expenses:
Selling, general and administrative	122.0	117.9
Related party corporate charges	1.6	3.8
Facility rationalization, restructuring and related costs	—	28.4
Total operating expenses	123.6	150.1
Income (loss) from operations	101.9	(12.0)
Interest expense, net of interest income	35.2	54.0
Income (loss) before income taxes	66.7	(66.0)
Income tax expense (benefit)	27.1	(26.1)
Net income (loss)	$39.6	$(39.9)

The accompanying notes are an integral part of the condensed consolidated financial statements.

MUELLER GROUP, LLC

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDER’S EQUITY
AND COMPREHENSIVE INCOME

FOR THE SIX MONTHS ENDED MARCH 31, 2007
(UNAUDITED)

	Capital in Excess of Par Value	Accumulated Deficit	Comprehensive Income	Accumulated Other Comprehensive Loss	Total
Balance at September 30, 2006	$1,358.4	$(161.5)	$—	$(18.6)	$1,178.3
Dividend paid to parent	(4.0)				(4.0)
Share-based compensation	5.2				5.2
Comprehensive income
Net income		39.6	39.6	—	39.6
Unrealized loss on derivative instruments			(0.8)	(0.8)	(0.8)
Foreign currency translation adjustments			(1.2)	(1.2)	(1.2)
Comprehensive income			$37.6
Balance at March 31, 2007	$1,359.6	$(121.9)		$(20.6)	$1,217.1

The accompanying notes are an integral part of the condensed consolidated financial statements.

MUELLER GROUP, LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six months ended March 31,
	2007	2006
	(dollars in millions)
Operating Activities
Net income (loss)	$39.6	$(39.9)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	35.0	34.4
Amortization of intangibles	14.5	13.6
Amortization of deferred financing fees	1.3	2.2
Accretion on debt	(0.9)	(1.6)
Share-based compensation expense	5.2	0.3
Impairments of property, plant and equipment	—	21.3
Provision (credit) for deferred income taxes	6.8	(25.9)
Other, net	2.5	(0.8)
Changes in assets and liabilities, net of the effects of acquisitions:
Receivables	53.1	23.4
Inventories	(50.8)	62.1
Prepaid expenses and other current assets	(1.5)	1.8
Pension and other long-term liabilities	0.1	3.5
Accrued expenses and other current liabilities	(47.5)	(24.3)
Net cash provided by operating activities	57.4	70.1
Investing Activities
Additions to property, plant and equipment	(42.5)	(30.9)
Acquisitions of businesses, net of cash acquired	(22.5)	(15.5)
Decrease in amounts due to Walter	—	(15.6)
Net cash used in investing activities	(65.0)	(62.0)
Financing Activities
Increase in dollar value of bank checks outstanding	3.9	9.7
Proceeds from short-term borrowings	—	55.9
Retirement of short-term debt	—	(55.9)
Proceeds from long-term debt	—	1,050.0
Retirement of long-term debt	(4.3)	(617.9)
Payment of deferred financing fees	—	(21.6)
Dividend to parent	(4.0)	(444.5)
Dividend to Walter for acquisition costs	—	(12.0)
Walter contribution of Predecessor Mueller’s cash	—	67.4
Net cash (used in) provided by financing activities	(4.4)	31.1
Effect of exchange rate changes on cash	0.5	—
Net (decrease) increase in cash and cash equivalents	(11.5)	39.2
Cash and cash equivalents at beginning of period	79.1	—
Cash and cash equivalents at end of period	$67.6	$39.2

MUELLER GROUP, LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS  (Continued)
(UNAUDITED)

Schedule of non-cash investing and financing activities:

On October 3, 2005, the Company’s former parent, Walter Industries, Inc., purchased all the outstanding common stock of Predecessor Mueller in the Acquisition (as defined in Note 1).

(dollars in millions)
Contribution of Predecessor Mueller by Walter	$932.9
Less: Cash of Predecessor Mueller received	(67.4)
Total net assets received excluding cash	$865.5

Subsequent to the Acquisition (as defined in Note 1), the Company’s former parent, Walter Industries, Inc., forgave an intercompany receivable with U.S. Pipe of $443.6 million.

The accompanying notes are an integral part of the condensed consolidated financial statements.

MUELLER GROUP, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR THE THREE AND SIX MONTHS ENDED
MARCH 31, 2007 AND MARCH 31, 2006
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

On October 3, 2005, through a series of transactions (the “Acquisition”), Walter, through a wholly-owned subsidiary, acquired all outstanding shares of capital stock of the Company’s parent, Mueller Water Products, Inc. (“Predecessor Mueller”), which immediately was converted into Mueller Water Products, LLC, a Delaware limited liability company and contributed United States Pipe and Foundry Company, LLC (“U.S. Pipe”) to the acquired company. The results of operations of Predecessor Mueller are included in the Condensed Consolidated Statements of Operations beginning October 3, 2005.

The Company was originally organized as United States Pipe and Foundry Company, Inc. (“Inc.”) and was a wholly-owned subsidiary of Walter. On September 23, 2005, Inc. was dissolved, United States Pipe and Foundry Company, LLC was organized in the state of Alabama, and the operations of Inc. were conducted under the form of a limited liability company. The Company has three operating segments, which are named after its leading brands in each segment: Mueller Co., U.S. Pipe and Anvil.

The condensed consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America, which require management to make certain estimates and assumptions that affect the reported amounts of assets, liabilities, sales and expenses for the reporting periods. Actual results could differ from those estimates. All significant intercompany balances and transactions have been eliminated. In the opinion of management, all normal and recurring adjustments that are considered necessary for a fair financial statement presentation have been made. The condensed balance sheet data as of September 30, 2006 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

Note 2. Related Party Transactions

Related Party Transactions—The Company purchases foundry coke from Sloss Industries, Inc., which was an affiliate until December 14, 2006, for an amount that approximates the market value of comparable transactions. Costs included in cost of sales related to purchases from Sloss Industries, Inc. were $4.5 million and $5.4 million for the three months ended March 31, 2007 and 2006, respectively, and $9.0 million and $10.8 million for the six months ended March 31, 2007 and 2006, respectively.

Other services that Sloss Industries, Inc. provides to the Company include the delivery of electrical power to one of the Company’s facilities, rail car switching and the leasing of a distribution facility.

Charges for such services were immaterial for the three months ended March 31, 2007, $0.4 million for the three months ended March 31, 2006, and $0.3 million and $0.8 million for the six months ended March 31, 2007 and 2006, respectively.

Related Party Allocations—Certain costs incurred by Walter such as insurance, executive salaries, professional service fees, human resources, transportation, healthcare and other centralized business functions were allocated to its subsidiaries. Certain costs that were considered directly related to the U.S. Pipe segment were charged to the Company and included in selling, general and administrative expenses. As of December 15, 2006, Walter is no longer considered a related party. These costs were approximately $0.5 million, $0.6 million and $1.0 million for the six months ended March 31, 2007 and the three months and six months ended March 31, 2006, respectively. Costs incurred by Walter that could not be directly attributed to its subsidiaries were allocated based on estimated annual revenues. Such costs were allocated to the Company and are recorded as related party corporate charges in the accompanying Condensed Consolidated Statements of Operations. There were no charges during the three months ended March 31, 2007 and $2.0 million of such charges for the three months ended March 31, 2006. Allocated expenses were $1.6 million and $3.8 million for the six months ended March 31, 2007 and 2006, respectively. While the Company considers the allocation of such costs to be reasonable, the cost of performing such services on its own behalf may vary from historically allocated amounts.

Certain of the Company’s employees had been granted Walter restricted stock units and stock options under Walter’s share-based compensation plans. In connection with Walter’s distribution of all of Mueller Water’s Series B common stock to its shareholders on December 14, 2006, Walter cancelled these outstanding instruments. The Company had no expenses related to this share-based compensation allocated from Walter for the three months ended March 31, 2007 and expensed $0.2 million for the three months ended March 31, 2006, and $0.5 million and $0.2 million for the six months ended March 31, 2007 and 2006, respectively.

Note 3. Acquisitions

Fast Fabricators, Inc.

On January 4, 2007, the Company acquired the assets of Fast Fabricators, Inc., a ductile iron pipe fabricator headquartered in Bloomfield, Connecticut, for $22.5 million in cash, net of cash acquired. In March 2007, the Company accrued an additional amount due of $0.5 million based on the final net asset value, adjusting the purchase price to $23.0 million. This accrued amount was paid in April 2007. The purchase price may increase by up to $1.5 million for an earnout holdback. The earnout holdback will be settled by March 15, 2008, based on the 2007 calendar year EBITDA as defined in the purchase agreement with the seller. The Company has deposited $1.5 million into escrow, which is included in cash and cash equivalents in the accompanying Condensed Consolidated Balance Sheet, for the Earnout Holdback. The Company cannot access these funds until the earnout, if any, has been paid.

The estimated fair values of the assets acquired and liabilities assumed are as follows (dollars in millions):

Current assets	$10.5
Identified intangibles	13.1
Goodwill	0.5
Plant, property, and equipment and other noncurrent assets	1.8
Accounts payable and accrued liabilities	(2.9)
Net assets acquired	$23.0

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

Note 4. Facility Rationalization, Restructuring and Related Costs

On October 26, 2005 Walter announced plans to close U.S. Pipe’s Chattanooga, Tennessee plant and transfer the valve and hydrant production of that plant to Mueller Co.’s Chattanooga, Tennessee and Albertville, Alabama plants. The plant closed in 2006, resulting in the termination of approximately 340 employees. Exit costs totaled $49.9 million of which approximately $28.6 million was related to severance and fixed asset write-offs and qualified as restructuring and impairment charges. The remaining exit costs of $21.3 million were comprised of an inventory write-down totaling $11.4 million, a $9.0 million write-off of unabsorbed overhead costs and $0.9 million of other related costs, which were recognized in cost of sales during the year ended September 30, 2006. The Company paid $0.1 million and $0.4 million of the above-mentioned severance in the three and six months ended March 31, 2007, respectively.

On January 26, 2006, the Company announced the closure of the Henry Pratt valve manufacturing facility in Dixon, Illinois, which is included in the Company’s Mueller Co. segment. The eventual closure of the facility is expected to occur in fiscal year 2007, resulting in the termination of approximately 100 employees. Total estimated costs related to this closure are $3.7 million, including termination benefits of $1.0 million and property impairment charges of $1.7 million, which were recorded as adjustments to goodwill in the year ended September 30, 2006. These restructuring costs were recorded to goodwill as the overall plan to close the facility was identified prior to the Acquisition. The remaining estimated costs of $1.0 million are for the transfer and installation of equipment and temporary outsourcing of manufacturing and will be expensed when incurred. The Company paid $0.1 million and $0.5 million of the above-mentioned severance in the three and six months ended March 31, 2007, respectively.

On November 18, 2006, the Company announced the relocation of pipe nipple and merchant coupling production in the Canvil manufacturing facility in Ontario, Canada to the Beck facility in Pennsylvania, both of which are included in the Company’s Anvil segment. The consolidation of these product lines in the Beck Facility was completed during the quarter ended March 31, 2007, resulting in the termination of approximately 60 employees. Termination benefits of $1.8 million were recorded as adjustments to goodwill in the year ended September 30, 2006. These restructuring costs were recorded to goodwill as the overall plan to close the facility was identified prior to the Acquisition. In the current fiscal year, the Company revised its severance estimate, and decreased the goodwill balance and accrued severance by $0.4 million. The Company paid $0.5 million of the above-mentioned severance in the three and six months ended March 31, 2007.

Activity in accrued restructuring and other severance for the three and six months ended March 31, 2007 was as follows (dollars in millions):

	For the three months ended March 31, 2007	For the six months ended March 31, 2007
Beginning balance	$4.2	$5.3
Adjustments to accruals allocated to goodwill for plant closures identified prior to the Acquisition	—	(0.4)
Accrued restructuring and other severance payments	(1.2)	(1.9)
Ending balance	$3.0	$3.0

Note 5. Share-Based Compensation Plans

Certain of the Company’s employees had been granted Walter restricted stock units and stock options under Walter’s share-based compensation plans. The Company has expensed $0.5 million related to the share-based compensation costs allocated from Walter for the six months ended March 31, 2007. In connection with Walter’s distribution of all Mueller Water’s Series B common stock to its shareholders on December 14, 2006, Walter cancelled these outstanding instruments and Mueller Water replaced them with restricted stock units and options to acquire shares of Mueller Water’s common stock. These equity awards were designed to provide intrinsic value and terms equal to the Walter cancelled instruments as follows:

	Number of instruments	Range of exercise prices	Weighted average exercise price	Total compensation
	(millions)			(dollars in millions)
Restricted stock units	0.4		$14.95	$5.7
Traditional stock options	0.5	$2.05 – 20.56	13.45	0.6
	0.9			$6.3

The Company also granted stock options and restricted stock units separately during the six months ended March 31, 2007 as follows:

	Number of instruments	Range of exercise prices	Weighted average fair value per instrument	Total compensation
	(millions)			(dollars in millions)
Restricted stock units	0.4		$15.09	$6.7
Traditional stock options	0.4	$14.19-15.09	5.76	2.3
Employee stock purchase plan options	0.1		3.65	0.3
	0.9			$9.3

As of March 31, 2007, there was approximately $28.1 million of unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the 2006 Stock Incentive Plan, including the Walter replacement instruments described above. The Company expensed $2.7 million and $5.2 million related to share-based compensation for the three and six months ended March 31, 2007, respectively.

Note 6. Borrowing Arrangements

Long-Term Debt—Long-term debt consists of the following obligations:

	March 31, 2007	September 30, 2006
	(dollars in millions)
2005 Mueller Credit Agreement	$789.7	$793.8
Senior subordinated notes	214.2	215.1
Capital lease obligations	1.9	2.1
	1,005.8	1,011.0
Less current portion	(8.9)	(9.0)
	$996.9	$1,002.0

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

Tender Offer—On May 1, 2007, the Company announced a cash tender offer to repurchase all of the outstanding Senior Subordinated Notes and consent solicitation to amend the related indentures in connection with the proposed refinancing of the 2005 Mueller Credit Agreement and issuance of $350 million of new Senior Subordinated Notes.

Note 7. Derivative Financial Instruments

Interest Rate Swaps—The Company uses interest rate swap contracts with a cumulative total notional amount of $425.0 million to hedge against cash-flow variability arising from changes in LIBOR rates in conjunction with its LIBOR-indexed variable rate borrowings. The Company recorded an unrealized loss from its swap contracts, net of tax, of $0.1 million at March 31, 2007 in accumulated other comprehensive income. These swaps have a fair value of $0.2 million at March 31, 2007, which is included in other long-term liabilities in the accompanying Condensed Consolidated Balance Sheet, and are accounted for as effective hedges.

Forward Foreign Currency Exchange Contracts—The Company uses Canadian dollar forward exchange contracts with a cumulative notional amount of $26.7 million to hedge against cash-flow variability arising from changes in the Canadian dollar-U.S. dollar exchange rate in connection with anticipated transactions, primarily inventory purchases denominated in Canadian dollars. These contracts are accounted for as effective hedges. The Company recorded an unrealized gain of $0.2 million, net of tax, from its forward exchange contracts at March 31, 2007. These forwards have a fair value of $0.3 million at March 31, 2007, which is included in deferred financing fees and other long-term assets in the accompanying Condensed Consolidated Balance Sheet.

The Company has also entered into Canadian dollar forward exchange contracts reducing the Company’s exposure to currency fluctuations from its Canadian-denominated intercompany loans. The instruments have a cumulative notional amount of $32.8 million. With these instruments, the Company sells Canadian dollars for U.S. dollars at a weighted average rate of $0.864. Gains and losses on these instruments are included in selling, general and administrative expenses in the accompanying Condensed Consolidated Statement of Operations. The Company recorded a net loss of $0.2 million and a net gain of $0.8 million for the three months and six months ended March 31, 2007, respectively. The Company entered into three Canadian dollar forward exchange contracts with a cumulative notional amount of $2.4 million to hedge against cash flow variability in connection with certain intercompany transactions that are not accounted for as effective hedges during the quarter ended March 31, 2007. The weighted average rate These instruments have a weighted average translation rate of $0.819, expire in April and May 2007, and resulted in a loss of $0.1 million in the three and six month periods ended March 31, 2007 that is included in selling, general and administrative expenses in the accompanying Condensed Consolidated Statement of Operations.

Natural Gas Swaps—The Company uses natural gas swap contracts with a cumulative total notional amount of approximately 499,000 mmbtu to hedge against cash-flow variability arising from changes in natural gas prices on the NYMEX exchange in conjunction with its anticipated purchases of natural gas. These contracts fix the Company’s purchase price for natural gas at prices ranging from $6.67 to $7.56 per mmbtu for a total purchased volume of 499,000 mmbtu through September 30, 2007. The Company recorded an unrealized gain from its swap contracts, net of tax, of $0.2 million at March 31, 2007 in accumulated other comprehensive income. These swaps have a fair value of $0.3 million at March 31, 2007, which is included in deferred financing fees and other long-term assets in the accompanying Condensed Consolidated Balance Sheet, and are accounted for as effective hedges.

Note 8. Pension and Other Post-employment Benefits

The components of net periodic benefit cost for pension and post-employment benefits for the three months and six months ended March 31, 2007 and 2006 are as follows:

	Pension Benefits		Other Benefits
	For the three months ended March 31,		For the three months ended March 31,
	2007	2006	2007	2006
	(dollars in millions)
Components of net periodic benefit cost
Service cost	$1.6	$1.9	$0.1	$0.2
Interest cost	5.1	4.7	0.3	0.3
Expected return on plan assets	(5.9)	(4.9)	—	—
Amortization of prior service cost (credit)	0.1	0.2	(0.6)	(0.6)
Amortization of net loss (gain)	0.5	1.8	(0.4)	(0.2)
Curtailment settlement loss (gain)	—	4.9	—	(1.1)
Net periodic benefit cost (credit)	$1.4	$8.6	$(0.6)	$(1.4)

	Pension Benefits		Other Benefits
	For the six months ended March 31,		For the six months ended March 31,
	2007	2006	2007	2006
	(dollars in millions)
Components of net periodic benefit cost
Service cost	$3.2	$3.9	$0.2	$0.4
Interest cost	10.2	9.4	0.6	0.6
Expected return on plan assets	(11.8)	(9.8)	—	—
Amortization of prior service cost (credit)	0.2	0.3	(1.2)	(1.2)
Amortization of net loss (gain)	1.0	3.7	(0.8)	(0.4)
Curtailment settlement loss (gain)	—	4.9	—	(1.1)
Net periodic benefit cost (credit)	$2.8	$12.4	$(1.2)	$(1.7)

For the three months and six months ended March 31, 2007, the Company had no contributions to its pension plans. The Company presently anticipates contributing approximately $7.7 million to fund its pension plans and $2.0 million to its other post-employment benefit plan in fiscal 2007, and may make further discretionary payments.

Note 9. Supplementary Balance Sheet Information

Selected supplementary balance sheet information is presented below:

	March 31, 2007	September 30, 2006
	(dollars in millions)
Inventories
Purchased materials and manufactured parts	$81.2	$66.7
Work in process	128.2	127.7
Finished goods	301.4	260.2
	$510.8	$454.6

	March 31, 2007	September 30, 2006
	(dollars in millions)
Property, plant and equipment
Land	$28.3	$28.4
Buildings	85.3	83.4
Machinery and equipment	512.9	489.9
Other	59.0	46.4
	685.5	648.1
Accumulated depreciation	(341.8)	(311.1)
	$343.7	$337.0

	March 31, 2007	September 30, 2006
	(dollars in millions)
Accrued expenses and other current liabilities
Vacations and holidays	$14.1	$13.6
Workers compensation	5.8	6.0
Accrued payroll and bonus	13.5	23.5
Accrued sales commissions	4.4	5.0
Accrued other taxes	5.9	7.7
Accrued warranty claims	2.8	2.7
Accrued environmental claims	—	2.5
Accrued cash discounts and allowances	13.7	22.1
Accrued interest	13.9	13.6
Accrued restructuring and other severance	3.0	5.3
Accrued medical	4.2	3.7
Other	15.7	16.4
	$97.0	$122.1

Note 10. Supplementary Income Statement Information

The components of interest expense, net of interest income are presented below:

	Three months ended March 31,		Six months ended March 31,
	2007	2006	2007	2006
	(dollars in millions)
Interest expense, net of interest income
Contractual interest expense	$18.7	$25.4	$37.4	$50.6
Deferred financing fee amortization	0.6	1.1	1.3	2.2
Write-off of bridge loan commitment fees	—	—	—	2.5
Interest rate swap gains	(0.8)	(0.1)	(1.7)	(0.5)
Interest expense	18.5	26.4	37.0	54.8
Interest income	(0.6)	(0.5)	(1.8)	(0.8)
	$17.9	$25.9	$35.2	$54.0

Note 11. Income Taxes

The Company calculated its 2007 effective tax rate using Accounting Principles Board Opinion No. 28, which requires that an estimated annual effective tax rate be determined and applied to the pre-tax income. For the six months ended March 31, 2007, the Company determined its effective tax rate to be

40.6%. The tax rate for the six months ended March 31, 2006 was 39.5%. The difference between the federal, state, and foreign statutory tax rates and the effective tax rate is due primarily to non-deductible interest expense.

Note 12. Segment Information

	Three months ended March 31,		Six months ended March 31,
	2007	2006	2007	2006
	(dollars in millions)
Net sales
Mueller Co.	$200.3	$193.3	$367.4	$373.5
U.S. Pipe	133.3	119.7	250.7	290.8
Anvil	134.3	127.4	267.9	260.2
Consolidating eliminations	(8.2)	(5.5)	(14.4)	(9.2)
Consolidated	$459.7	$434.9	$871.6	$915.3
Income (loss) from operations
Mueller Co.	$42.8	$39.2	$78.5	$35.4
U.S. Pipe	6.8	(7.2)	14.0	(35.0)
Anvil	13.6	5.0	26.6	3.5
Corporate expense(1)	(10.3)	(8.9)	(17.2)	(15.3)
Consolidating eliminations	—	(0.6)	—	(0.6)
Consolidated	$52.9	$27.5	$101.9	$(12.0)
Depreciation and amortization expense
Mueller Co.	$13.0	$12.9	$25.7	$24.9
U.S. Pipe	6.2	5.3	11.7	11.6
Anvil	5.7	5.9	11.6	11.3
Corporate	0.2	0.1	0.5	0.2
Consolidated	$25.1	$24.2	$49.5	$48.0
Capital expenditures
Mueller Co.	$5.7	$8.4	$12.4	$14.4
U.S. Pipe	12.1	3.1	19.9	10.5
Anvil	3.7	3.4	8.8	5.9
Corporate	1.0	—	1.4	0.1
Consolidated	$22.5	$14.9	$42.5	$30.9

(1)          Includes certain expenses not allocated to segments.

Note 13. Commitments and Contingencies

Income Tax Litigation

A dispute exists with regard to federal income taxes for fiscal years 1980 through 1994 allegedly owed by the Walter consolidated group, which included the U.S. Pipe segment during these periods. It is estimated that the amount of tax presently claimed by the Internal Revenue Service is approximately $34.0 million for issues currently in dispute in bankruptcy court for matters unrelated to the Company. This amount is subject to interest and penalties. In addition, the IRS has issued a Notice of Proposed Deficiency assessing additional tax of $80.4 million for the fiscal years ended May 31, 2000, December 31, 2000 and December 31, 2001. As a matter of law, the Company is jointly and severally liable for any final tax determination. However, Walter management has indicated to the Company that they believe that Walter’s tax filing positions have substantial merit and that they intend to defend vigorously any claims asserted. Walter management has further indicated to the Company that Walter has an accrual that they believe to be sufficient to cover the estimated probable loss, including interest and penalties. The Company has concluded the risk of loss to the Company is not probable and accordingly, no liability has been recorded in the Company’s condensed consolidated financial statements.

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

Solutia Inc. and Pharmacia Corporation filed suit against U.S. Pipe and Walter on January 5, 2003 for contribution and cost recovery by Solutia with respect to costs incurred and to be incurred by Solutia in performing remediation of polychlorinated biphenyls (PCBs) and heavy metals mandated by the Environmental Protection Agency in Anniston, Alabama under an administrative consent order negotiated with the EPA (an “ACO”). The ACO provides protection against contribution claims by third parties, such as Solutia. The Magistrate has entered an Order staying discovery in this matter but has allowed Solutia to proceed with “on-site” sampling discovery. Management believes that the likelihood of liability in the contribution litigation is remote.

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

Although the Company now produces a small amount of no-lead brass products, most of the Company’s brass valve products contain approximately 5.0% lead. Environmental advocacy groups, relying on standards established by California’s Proposition 65, are seeking to eliminate or reduce the content of lead in water infrastructure products offered for sale in California. Some of the Company’s subsidiaries have entered into settlement agreements with these environmental advocacy groups to modify products or offer substitutes for sale in California. Legislation to substantially restrict lead content in water infrastructure products has been introduced in the United States Congress. Congress or state jurisdictions other than California may enact legislation similar to Proposition 65 to restrict the content of lead in water products, which could require the Company to incur additional capital expenditures to modify production. The Company incurred approximately $8.0 million in capital spending during the year ended September 30, 2006 to implement a no-lead brass production line. Also, the Company began consolidating its two existing brass foundries into one facility, incurring $5.8 million and $2.0 million in capital spending during the year ended September 30, 2006 and the six months ended March 31, 2007, respectively. The Company expects to complete the foundry consolidation project during 2007 with total capital spending of approximately $11.0 million.

Commitments and Contingencies—Other

As part of the acquisition on January 15, 2004 of the business of Star Pipe, Inc. (“Star”), Anvil has agreed to a future payment to be made to the sellers of Star to the extent that the gross profit of the acquired business exceeds a targeted gross profit. The maximum potential payment amount is $23.0 million. The Company is in the process of determining the final settlement and currently estimates the payment to be approximately $3.0 million for the payment period that began February 1, 2004 and ended January 31, 2007. The Company will record the liability for such payment upon the resolution of the contingency with a corresponding increase to goodwill.

Note 14. Subsequent Events

On May 1, 2007, the Company announced a cash tender offer to repurchase all of the outstanding Senior Subordinated Notes and consent solicitation to amend the related indentures in connection with the proposed refinancing of the 2005 Mueller Credit Agreement and issuance of $350 million of new Senior Surbordinated Notes.

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

Prior to the Acquisition on October 3, 2005, U.S. Pipe was not a Guarantor Company of the senior subordinated notes issued by Predecessor Mueller Group. The Consolidating Statements of Operations for the three and six month periods ended March 31, 2007 and the Consolidating Statement of Cash Flows for the six months ended March 31, 2007 and the Consolidating Balance Sheet as of March 31, 2007 reflect the results of the Company, including U.S. Pipe.

Consolidating Statement of Operations
For Mueller Group, LLC
For the Three Months Ended March 31, 2007

	Issuer	Guarantor Companies(1)	Non- Guarantor Companies	Consolidating Eliminating	Consolidated
	(dollars in millions)
Net sales	$—	$416.2	$43.5	$—	$459.7
Cost of sales	—	304.4	37.5	—	341.9
Gross profit	—	111.8	6.0	—	117.8
Selling, general and administrative	—	57.9	7.0	—	64.9
Related party corporate charges	—	—	—	—	—
Facility rationalization, restructuring and related costs	—	—	—	—	—
Income (loss) from operations	—	53.9	(1.0)	—	52.9
Interest expense, net of interest income	18.0	—	(0.1)	—	17.9
Income (loss) before income tax expense (benefit)	(18.0)	53.9	(0.9)	—	35.0
Income tax expense (benefit)	(7.5)	22.6	(0.3)	—	14.8
Equity income from subsidiaries	30.7	(0.6)	—	(30.1)	—
Net income	$20.2	$30.7	$(0.6)	$(30.1)	$20.2

For the Six Months Ended March 31, 2007

	Issuer	Guarantor Companies(1)	Non- Guarantor Companies	Consolidating Eliminating	Consolidated
	(dollars in millions)
Net sales	$—	$782.9	$88.7	$—	$871.6
Cost of sales	—	573.5	72.6	—	646.1
Gross profit	—	209.4	16.1	—	225.5
Selling, general and administrative	—	108.3	13.7	—	122.0
Related party corporate charges	—	1.6	—	—	1.6
Facility rationalization, restructuring and related costs	—	—	—	—	—
Income (loss) from operations	—	99.5	2.4	—	101.9
Interest expense, net of interest income	35.7	(0.3)	(0.2)	—	35.2
Income (loss) before income tax expense (benefit)	(35.7)	99.8	2.6	—	66.7
Income tax expense (benefit)	(14.5)	40.5	1.1	—	27.1
Equity income from subsidiaries	60.8	1.5	—	(62.3)	—
Net income	$39.6	$60.8	$1.5	$(62.3)	$39.6

Consolidating Balance Sheet
For Mueller Group, LLC
March 31, 2007

	Issuer	Guarantor Companies(1)	Non- Guarantor Companies	Consolidating Eliminations	Consolidated
	(dollars in millions)
Assets
Cash and cash equivalents	$70.9	$(7.2)	$3.9	$—	$67.6
Receivables, net	—	244.4	29.9	—	274.3
Inventories	—	443.6	67.2	—	510.8
Deferred income taxes	—	42.4	—	—	42.4
Prepaid expenses	—	33.5	2.2	—	35.7
Total current assets	70.9	756.7	103.2	—	930.8
Property, plant and equipment, net	3.0	325.1	15.6	—	343.7
Deferred financing fees and other long-term assets	13.3	0.3	0.1	—	13.7
Deferred income taxes	—	4.4	(4.4)	—	—
Identifiable intangibles, net	—	834.0	—	—	834.0
Goodwill	—	724.2	—	—	724.2
Investment in subsidiaries	1,439.7	66.0	—	(1,505.7)	—
Total assets	$1,526.9	$2,710.7	$114.5	$(1,505.7)	$2,846.4
Liabilities
Accounts payable	$—	$106.6	$8.8	$—	$115.4
Current portion of long-term debt	8.0	0.9	—	—	8.9
Deferred income taxes	—	—	—	—	—
Accrued expenses and other current liabilities	13.8	85.4	(2.2)	—	97.0
Total current liabilities	21.8	192.9	6.6	—	221.3
Intercompany accounts	(707.9)	665.1	42.8	—	—
Long-term debt	995.9	1.0	—	—	996.9
Accrued pension liability	—	46.6	(0.9)	—	45.7
Accumulated postretirement benefits obligation	—	44.7	—	—	44.7
Deferred income taxes	—	299.8	—	—	299.8
Other long-term liabilities	—	20.9	—	—	20.9
Total liabilities	309.8	1,271.0	48.5	—	1,629.3
Shareholder’s equity (deficit)
Total shareholder’s equity (deficit)	1,217.1	1,439.7	66.0	(1,505.7)	1,217.1
Total liabilities and shareholder’s equity (deficit)	$1,526.9	$2,710.7	$114.5	$(1,505.7)	$2,846.4

Consolidating Statement of Cash Flows
For Mueller Group, LLC
For the Six Months Ended March 31, 2007

	Issuer	Guarantor Companies(1)	Non- Guarantor Companies	Consolidating Eliminations	Consolidated
	(dollars in millions)
Net cash provided by (used in) operating activities	$(26.1)	$88.6	$(5.1)	—	$57.4
Cash flows from investing activities
Capital expenditures	—	(40.8)	(1.7)	—	(42.5)
Acquisition of business, net of cash acquired	—	(22.5)	—	—	(22.5)
Net cash used investing activities	—	(63.3)	(1.7)	—	(65.0)
Cash flows from financing activities
Book cash overdrafts	—	3.9	—	—	3.9
Intercompany change	25.2	(25.3)	0.1	—	—
Payment of long-term debt	(4.3)	—	—	—	(4.3)
Dividend paid to parent	(4.0)	—	—	—	(4.0)
Net cash provided by (used in) financing activities	16.9	(21.4)	0.1	—	(4.4)
Effect of exchange rate changes on cash	—	—	0.5	—	0.5
Increase in cash	(9.2)	3.9	(6.2)	—	(11.5)
Cash and cash equivalents
Beginning of period	80.1	(11.1)	10.1	—	79.1
End of period	$70.9	$(7.2)	$3.9	—	$67.6

(1)           Guarantors include the accounts of the following direct and indirect subsidiaries of Mueller Group, LLC:

Name	State of Incorporation
AnvilStar, LLC	Delaware
Anvil International, Inc.	Delaware
Henry Pratt Company	Delaware
Henry Pratt International Ltd	Delaware
Hersey Meters Co.	Delaware
Hydro Gate Acquisition Corp.	Delaware
James Jones Company	California
J.B. Smith Mfg. Co.	Oklahoma
Mueller Co.	Illinois
Mueller Service Co.	Delaware
Milliken Acquisition Corp.	Delaware
Mueller International, Inc.	Delaware
Mueller International, LLC	Delaware
Mueller International Finance, Inc.	Delaware
Mueller International Finance, LLC	Delaware
United States Pipe and Foundry Company, LLC	Alabama

ITEM 2.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the audited consolidated financial statements and notes thereto that appear in the Company’s Annual Report filed on Form 10-K and with the condensed consolidated financial statements that appear elsewhere in this quarterly report. This report contains certain statements that may be deemed “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934 as amended. All statements, other than statements of historical fact, that address activities, events or developments that we or our management intends, expects, projects, believes or anticipates will or may occur in the future are forward-looking statements. Such statements are based upon certain assumptions and assessments made by our management in light of their experience and their perception of historical trends, current conditions and expected future developments. Actual results and the timing of events may differ significantly from those projected in such forward-looking statements due to a number of factors, including those set forth in the section entitled “Risk Factors” in Item 1A of Part II of this Report.

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

On October 3, 2005, through a series of transactions (the “Acquisition”), Walter, through a wholly-owned subsidiary, acquired all outstanding shares of capital stock of the Company’s parent, Mueller Water Products, Inc. (“Predecessor Mueller”), which immediately was converted into Mueller Water Products, LLC, a Delaware limited liability company and contributed United States Pipe and Foundry Company, LLC, (“U.S. Pipe”) to the acquired company.

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

Abbreviated Management’s Narrative Analysis

The Company’s net income for the three months ended March 31, 2007 was $20.2 million, which compares to $1.0 million in the prior year period. The prior year period includes U.S. Pipe Chattanooga plant closure costs of $6.7 million, pre-tax; expenses related to valuing the acquired inventory of Mueller Co. and Anvil segments at fair value at $12.0 million, pre-tax; and reduced interest expense from using the net cash proceeds received from the initial public offering in June 2006. In addition, increased net income for the quarter was primarily driven by higher selling prices across all segments, as well as achievements resulting from the synergy plan, improved product mix, and cost reduction initiatives at U.S. Pipe, but these items were partially offset by lower volumes. During the past twelve months, the Company has implemented selling price increases in response to higher raw material costs, most notably associated with both brass ingot, which is comprised primarily of copper, and scrap iron. The synergy plan, which includes certain plant closures and increased benefits from combining purchasing and commercial selling efforts of the segments, was started in January 2006. Synergy plan results for the current quarter include approximately $6.0 million of additional realized benefits compared to the prior year period. The lower volumes principally relate to higher margin water infrastructure products, such as hydrants and iron gate valves, as a result of softness in the residential construction market.

Management has identified the following significant developments, trends and factors that may impact our future results:

•       The Company recently announced an increase in ductile iron pipe selling prices effective January 2007 of about 4%. The Company also announced an increase in valve and hydrant selling prices effective in February 2007 of approximately 5%. The Company has historically implemented price increases to alleviate rising raw material costs, but in certain market conditions the full amount of these increases may not be sustained.

•       For the month of March 2007, new privately-owned housing unit starts declined 23% over March 2006. Approximately 40% of fiscal 2006 consolidated net sales were into residential construction end markets.

•       Management believes the Company will benefit from projected spending increases in the water infrastructure repair and replacement market. The American Water Works Association forecasts that project repair and replacement spending will grow 11% in 2007. The Company’s U.S. Pipe segment public works quotation activity increased 18%, in tons, in fiscal 2007 compared to the prior year period.

•       Subsequent to the spinoff of the Company from Walter, the Company is no longer subject to corporate expense allocations from Walter. Such charges totaled $1.6 million and $8.0 million for the six months ended March 31, 2007 and the year ended September 30, 2006, respectively, and were recorded as a component of U.S. Pipe segment operating results. However, the Company’s corporate segment expenses are expected to increase as the Company provides certain services previously provided by Walter. The corporate segment is expected to incur increased expenses in the future, primarily employee-related costs, as staffing levels increase to replace the functionality previously provided by Walter, as well as increased audit costs related to Sarbanes-Oxley compliance, and other costs related to operating as a stand-alone public company.

•       The Company’s synergy plan has achieved an annual operating income improvement run-rate benefits of $45 million as of March 31, 2007 and is expected to be at the high end of a $40 million to $50 million annual range by early fiscal 2008. Further significant volume or price declines may impede the Company’s ability to maintain or exceed its current synergy run rates. The synergy plan also contemplates plant closures that have been announced for certain facilities. Costs related to these plant closures, which will eliminate fixed plant costs, are expected to reduce future operating income.

•       During fiscal 2006, brass ingot costs rose from $1.60 per pound to approximately $3.00 per pound. Brass ingot costs have decreased slightly from that prior year levels during the current fiscal year. Also, during the current quarter, scrap iron prices increased from approximately $237 per net ton to a high of $313 per net ton. These prices are expected to fluctuate based on marketplace demand.

•       On May 1, 2007, the Company announced a cash tender offer to repurchase all of the outstanding Senior Subordinated Notes and a consent solicitation to amend the related indentures in connection with a proposed refinancing of the 2005 Mueller Credit Agreement and issuance of up to $350 million of new Senior Subordinated Notes. Management expects these actions will be completed in the third quarter of fiscal 2007. Annual interest expense is expected to decline after these actions are completed.

•       During the remainder of the fiscal year, the Company plans to reduce the buildup of inventory. In order to achieve this, the Company may need to reduce man-hours worked in its foundries, which could cause compression of gross margins if the manufactured cost of those products rise.

Results of Operations for the Three Months Ended March 31, 2007 Compared to the Three Months Ended March 31, 2006

Net Sales.   Consolidated net sales for the three months ended March 31, 2007 were $459.7 million, an increase of $24.8 million, or 5.7%, from $434.9 million in the prior year period. This increase was primarily due to improved pricing selling prices, a favorable U.S. Pipe product mix, and the January 2007 acquisition of Fast Fabricators, Inc., but these items partially offset by a decline in volumes of $26 million primarily due to continued weakness in residential construction.

Gross Profit.   Consolidated gross profit for the three months ended March 31, 2007 was $117.8 million, compared to $94.6 million in the prior year period. Gross margin increased to 25.6% in the current period compared to 21.8% in the prior year period. Cost of sales for the three months ended March 31, 2006 includes $12.0 million of purchase accounting adjustments related to valuing inventory acquired in the Acquisition at fair value. Excluding the impact of this adjustment, prior period gross margin would have been 24.5%. The improvement in gross profit is primarily due to reduction of fixed costs due to plant closures, and a favorable U.S. Pipe product mix, but these items were partially offset by increased raw material costs.

Selling, General & Administrative.   Consolidated expenses for the three months ended March 31, 2007 were $64.9 million, an increase of $4.1 million compared to $60.8 million in the prior year period. Expenses as a percentage of net sales increased to 14.1% in the current period compared to 13.9% in the prior year period.

Related Party Corporate Charges.   The Company incurred no such costs in the current period since it is no longer a subsidiary of Walter. Historically, certain indirect costs incurred by Walter such as insurance, executive salaries, professional service fees, human resources, transportation, and other centralized business functions had been allocated to the Company’s U.S. Pipe segment. Costs of this nature that are incurred by the Company are now recorded in the Corporate segment and are not allocate to other segments.

Facility Rationalization, Restructuring and Related Costs.   Restructuring costs of $4.3 million for the three months ended March 31, 2006 were related to the closure of U.S. Pipe’s Chattanooga, Tennessee valve and hydrant plant.

Interest Expense, Net of Interest Income.   Interest expense, net of interest income, for the current period was $17.9 million, compared to $25.9 million in the prior year period. Net cash proceeds received from the initial public offering in June 2006 were used to pay down debt, resulting in lower interest expense in the current period.

Income Tax Expense (Benefit).   Income tax expense for the current period was $14.8 million as compared to $0.6 million in the prior year period. The effective tax rate for the second fiscal quarter of 2007 was 42.3%. The effective tax rate for the second fiscal quarter of 2006 was 37.5%.

Results of Operations for the Six Months Ended March 31, 2007 Compared to the Six Months Ended March 31, 2006

Net Sales.   Consolidated net sales for the six months ended March 31, 2007 were $871.6 million, a decrease of $43.7 million, or 4.8%, from $915.3 million in the prior year period. This decrease is due primarily to $114.0 million of lower volume primarily attributable to a weakness in residential construction, but is partially offset by higher pricing of $71.0 million. In addition, sales in the prior year include approximately $30.0 million in ductile iron pipe sales associated with Hurricane Katrina.

Gross Profit.   Consolidated gross profit for the six months ended March 31, 2007 was $225.5 million, an increase of $87.4 million, compared to $138.1 million in the prior year period. Gross margin increased to 25.9% in the current period compared to 15.1% in the prior year period. Excluding $88.7 million of prior year costs associated with the closure of U.S. Pipe’s Chattanooga facility and purchase accounting adjustments related to valuing inventory acquired in the Acquisition at fair value, gross margin would have been 24.8% in the prior period. The improvement in gross profit is due primarily to reduction of fixed costs due to plant closures and a favorable U.S. Pipe product mix, but is partially offset by increased raw material costs.

Selling, General & Administrative.   Consolidated expenses for the six months ended March 31, 2007 were $122.0 million, an increase of $4.1 million, compared to $117.9 million in the prior year period. Expenses as a percentage of net sales increased to 14.0% in the current period compared to 12.9% in the prior year period. This percentage increase is due to lower sales in the current period and increased corporate costs of $1.9 million.

Related Party Corporate Charges.   Certain overhead costs incurred by Walter such as insurance, executive salaries, professional service fees, human resources, transportation, and other centralized business functions were partially allocated to U.S. Pipe and recorded as a component of operating income. The current period includes such charges through December 14, 2006, the date the Company spun-off from Walter.

Facility Rationalization, Restructuring and Related Costs.   Restructuring costs of $28.4 million for the six months ended March 31, 2006 were related to the closure of U.S. Pipe’s Chattanooga, Tennessee plant.

Interest Expense, Net of Interest Income.   Interest expense, net of interest income, for the current period was $35.2 million, compared to $54.0 million in the prior year period. Net cash proceeds received from the initial public offering in June 2006 were used to pay down debt, resulting in lower interest expense in the current period. The prior year period also includes $2.5 million of expenses from bridge loan commitment fees incurred as a result of the Acquisition.

Income Tax Expense (Benefit).   Income tax expense for the current period was $27.1 million as compared to a benefit of $26.1 million in the prior year period. The effective tax rate for the first six months of fiscal 2007 was 40.6%. The effective tax rate for the first six months of fiscal 2006 was 39.5%.

ITEM 4.                CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the management, including the Chief Executive Officer and Interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management’s control objectives.

The Company’s management, including the Chief Executive Officer and Interim Chief Financial Officer, does not expect that our disclosure controls can prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. There are inherent limitations in all control systems, including the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of one or more persons. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and, while our disclosure controls and procedures are designed to be effective under circumstances where they should reasonably be expected to operate effectively, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of the inherent limitations in any control system, misstatements due to error or fraud may occur and not be detected.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer along with the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b). Based upon the foregoing, the Chief Executive Officer along with the Interim Chief Financial Officer concluded that our disclosure controls and procedures are effective at providing reasonable assurance that all material information relating to Mueller Water Products, Inc. and its subsidiaries required to be included in our Exchange Act reports is reported in a timely manner.

There have been no significant changes in our internal procedures that significantly affected, or are reasonably likely to affect, our disclosure controls during the three months ended March 31, 2007.

PART II. OTHER INFORMATION

Item 1.                        Legal Proceeding

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

Our business is primarily dependent upon spending on water and wastewater infrastructure upgrades, repairs and replacement, new water and wastewater infrastructure spending (which is dependent upon residential construction) and spending on non-residential construction. We are also subject to general economic conditions, the need for construction projects, interest rates and government incentives provided for public work projects. In addition, a significant percentage of our products are ultimately used by municipalities or other governmental agencies in public water transmission and collection systems. As a result, our sales could decline as a result of declines in the number of projects planned by public water agencies, government spending cuts, general budgetary constraints, difficulty in obtaining necessary permits or the inability of government entities to issue debt. It is not unusual for water projects to be delayed and rescheduled for a number of reasons, including changes in project priorities and difficulties in complying with environmental and other government regulations. Spending growth in the infrastructure upgrades, repairs and replacement sector may slow in the future if state and local governments’ budgets are negatively impacted by downturns in the economy. Even if favorable economic conditions exist, state and local governments may choose not to address deferred infrastructure needs. Although the residential building market has experienced growth in recent years, this growth may not continue in the future. Recently, there have been steep declines in sales of both new and existing homes, which have impacted our volume in recent periods. The residential and non-residential building markets are cyclical. Any significant decline in the residential or non-residential building markets or governmental spending on infrastructure could lead to a significant decline in our sales, profitability and cash flows.

Our industry is very competitive and some of our products are commodities.

The domestic and international markets for flow control products are competitive. While there are only a few competitors for most of our product offerings, many of them are well-established companies with strong brand recognition. In particular, our malleable iron and cast iron pipe fitting products, which together comprised 6% of our net sales for the six months ended March 31, 2007 and 5% of our net sales for the fiscal years ended September 30, 2006 and 2005, face competition from less expensive imports. Further, our pipe nipple and hanger products and our pipe fittings and couplings products, which together comprised 16% of our net sales for those two years and 17% of our net sales for the six months ended March 31, 2007, compete on the basis of price and are sold in fragmented markets with low barriers to entry, allowing less expensive domestic and foreign products to gain market share and reduce our margins. Also, competition for ductile iron pressure pipe sold by our U.S. Pipe segment comes not only from ductile pipe produced by a concentrated number of domestic manufacturers, but also from pipe composed of other materials, such as polyvinylchloride (PVC), high density polyethylene (HDPE), concrete, fiberglass, reinforced plastic and steel.

Foreign competition is intense and could harm our sales, profitability and cash flows.

In addition to domestic competition, we face the threat of foreign competition. The intensity of foreign competition is affected by fluctuations in the value of the U.S. dollar against foreign currencies, by the cost to ship competitive products into the North American markets and by the availability of trade remedies. Foreign competition is likely to further increase and certain product prices will continue to face downward pressure as our domestic competitors shift their operations or outsource manufacturing requirements overseas or source supplies from foreign vendors in an effort to reduce expenses.

We depend on a group of major distributors for a significant portion of our sales; any loss of these distributors could reduce our sales and continuing consolidation could cause price pressure.

Approximately 35% and 38% of our net sales for the six months ended March 31, 2007 and the fiscal year ended September 30, 2006, respectively, were to our 10 largest distributors, and approximately 30% and 32% of our net sales for the six months ended March 31, 2007 and the fiscal year ended September 30, 2006, respectively, were to our three largest distributors: HD Supply, Ferguson Enterprises and Consolidated Pipe for the six months ended March 31, 2007, and HD Supply, Ferguson Enterprises and Groeniger for the fiscal year ended September 30, 2006. Our business relationships with most of our major distributor branches may be terminated at the option of either party upon zero to 60 days’ notice.

While our relationships with our ten largest distributors have been long-lasting, distributors in our industry have experienced significant consolidation in recent years, and our distributors may be acquired by other distributors who buy products from our competitors. For example, Home Depot acquired National Waterworks in 2005 and then acquired Hughes Supply in March 2006. The combined business has been merged into one entity now called HD Supply. As a result, two of our largest distributors have been combined under common control. As consolidation among distributors continues, pricing pressure may result, which could lead to a significant decline in our profitability. Further, our ability to retain our customers in the face of competition generally depends on a variety of factors, including the quality and price of our products and services and our ability to market our products effectively. The loss of either HD Supply or Ferguson Enterprises as a distributor could reduce our levels of sales and profitability.

Our brass valve products contain lead, which may be replaced in the future.

Our brass valve products, which constituted approximately 6% of our net sales for the six months ended March 31, 2007 and the fiscal year ended September 30, 2006, contain approximately 5.0% lead. Environmental advocacy groups, relying on standards established by California’s Proposition 65, are seeking to eliminate or reduce the content of lead in some of these products, including water meters and valves, and to limit their sale in California. Some of our business units have entered into settlement agreements with these environmental advocacy groups that have required them to either modify some of these products or offer substitutes for them with respect to products sold in California. Modifications of or substitutions for our products to meet or conform with regulatory requirements will require us to purchase more expensive raw materials, and we may not be able to pass these costs on to our customers. Federal legislation to substantially restrict lead content in water products has been introduced in Congress. Congress may adopt legislation that would require us to reduce or eliminate lead in our brass products, which could require us to incur substantial additional production expenses. In addition, advocacy groups or other parties may file suit against us, which could result in additional costs in connection with marketing and selling our brass products.

Our business is subject to risk of price increases and fluctuations and delay in the delivery of raw materials and purchased components.

Our business is subject to the risk of price increases and fluctuations and periodic delays in the delivery of raw materials and purchased components that are beyond our control. Our operations require substantial amounts of raw materials or purchased components, such as steel pipe and scrap steel and iron, brass ingot, sand, resin, and natural gas. Management estimates that scrap metal and ferrous alloys used in the U.S. Pipe manufacturing process account for approximately 42% of the cost to manufacture ductile iron pipe and raw materials used in our manufacturing processes currently account for approximately 18% of the Mueller Co. and Anvil cost of goods sold. Fluctuations in the price and delivery of these materials may be driven by the supply/demand relationship for a material and factors particular to that material. In addition, if any of our suppliers seeks bankruptcy relief or otherwise cannot continue its business as anticipated or we cannot renew our supply contracts on favorable terms, the availability of raw materials could be reduced or the price of raw materials could increase.

The availability and price of certain raw materials or purchased components, such as steel scrap and brass ingot, are subject to market forces largely beyond our control, including North American and international demand, freight costs, speculation and foreign exchange rates. We generally purchase raw materials at spot prices and generally do not hedge our exposure to price changes. We are not always able, and may not be able in the future, to pass on increases in the price of these raw materials to our customers. In particular, when raw material prices increase rapidly or to significantly higher than normal levels, we may not be able to pass price increases through to our customers on a timely basis, if at all, which could lead to significant reductions of our operating margins and cash flow. Any fluctuations in the price or availability of raw materials or purchased components could significantly reduce our levels of production and sales or impair our profitability.

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

We have recorded a significant amount of goodwill and other identifiable intangible assets. As of March 31, 2007, goodwill was approximately $724.2 million and other identifiable intangible assets were approximately $834.0 million (representing approximately 55% of our total assets). Goodwill and identifiable intangible assets of the Company were recorded at fair value on the date of acquisition. In accordance with Financial Accounting Standards Board Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, these assets are reviewed at least annually for impairment. Impairment may result from, among other things, deterioration in our performance, adverse market conditions, adverse changes in applicable laws or regulations, including changes that restrict the activities of or affect the products and services sold by our business, and a variety of other factors. The amount of any quantified impairment must be expensed immediately as a charge to results of operations.

We have a significant amount of debt and we may incur additional debt in the future.

As of March 31, 2007, our total debt was $1,005.8 million. The level of our indebtedness could have important consequences, including:

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

We may not be able to generate sufficient cash to service all of our indebtedness and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.

Our ability to pay or to refinance our indebtedness will depend upon our future operating performance, which will be affected by general economic, financial, competitive, legislative, regulatory, business and other factors beyond our control. There is a risk that our business will not generate sufficient cash flow from operations, that currently anticipated revenue growth and operating improvements will not be realized or that future borrowings will not be available to us in an amount sufficient to enable us to pay our indebtedness, or to fund our other liquidity needs. We cannot assure you that we will maintain a level of liquidity from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness.

If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay investments and capital expenditures, or to sell assets, seek additional capital or restructure or refinance our indebtedness. However, we may not be able to accomplish these actions on satisfactory terms, or at all. In addition, these actions, if accomplished, could affect the operation and growth of our business and may not permit us to meet our scheduled debt service obligations.

Restrictive covenants in our debt instruments limit our ability to engage in certain transactions and may diminish our ability to make payments on our indebtedness.

Our debt instruments (including those we expect to enter into in connection with the proposed refinancing) contain various covenants that limit our ability to engage in certain transactions. Our senior credit facilities also require the maintenance of specified financial ratios and the satisfaction of other financial condition tests. In addition, our debt instruments require us to provide regular financial information to our lenders and bondholders. Such requirements generally may be satisfied by our timely filing with the SEC of annual and quarterly reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our ability to satisfy those financial ratios or covenants can be affected by events beyond our control, and there is a risk that we will not meet those tests. A breach of any of these covenants could result in a default under our debt instruments. If an event of default is not remedied after the delivery of notice of default and lapse of any relevant grace period, the holders of our debt would be able to declare it immediately due and payable. Upon the occurrence of an event of default under our senior credit facilities, the lenders could also terminate all commitments to extend further credit. If we were unable to repay those amounts, the lenders could proceed against the collateral granted to them to secure the indebtedness under our senior credit facilities. We have pledged substantially all of our assets (including our intellectual property), other than the assets of our foreign subsidiaries, as security under the senior credit facilities. If the lenders under our senior credit facilities or noteholders of our outstanding notes accelerate the repayment of borrowings, we may not have sufficient assets to repay our senior credit facilities and our other indebtedness, which could negatively impact the value of our stock and our ability to operate as a going concern.

Certain of our brass valve products may not be in compliance with National Sanitary Foundation standards, which could limit the ability of municipalities to buy our products.

The National Sanitary Foundation (“NSF”) is a non-profit entity that was contracted by the U.S. Environmental Protection Agency (“EPA”) to issue standards for the water industry. NSF has issued NSF 61, which governs the leaching characteristics of valves and devices that are part of drinking water distribution networks, including certain of our products made from brass. In recent years, a growing majority of states have adopted, by statute or regulation, a requirement that water distribution systems utilize products that comply with NSF 61 and/or are certified as NSF 61 compliant. We, along with others in the industry, are engaged in the lengthy process of attempting to obtain certification of NSF 61 compliance for all of our relevant products. Our sales of brass valve products were approximately 6% of our net sales for the six months ended March 31, 2007 and the fiscal year ended September 30, 2006. To date we have obtained certification of approximately 95% of our brass valve and fitting products. Approximately 26% of our certified products use “low lead” brass to comply with current NSF 61 requirements. In the event that some of our brass valve products are found not to be in compliance with NSF 61, those products may not be accepted by various municipalities or we may be forced to modify non-conforming products with substitute materials which may require increased cost, thereby impairing our profitability. In addition, if our competitors develop a complete line of NSF 61 compliant brass valve products before we do, we may be placed at a competitive disadvantage which may, in turn, impair our profitability.

Our business may be harmed by work stoppages and other labor relations matters.

We are subject to a risk of work stoppages and other labor relations matters because our hourly workforce is highly unionized. As of March 31, 2007, approximately 73% of our hourly workforce was represented by unions. These employees are represented by locals from approximately six different unions, including the Glass, Molders, Pottery, Plastics and Allied Workers International Union, which is our largest union. Our labor agreements will be negotiated as they expire at various times through

September 2010. Work stoppages for an extended period of time could impair our business. Labor costs are a significant element of the total expenditures involved in our manufacturing process, and an increase in the costs of labor could therefore harm our business. In addition, the freight companies who deliver our products to our distributors generally use unionized truck drivers, and our business could suffer if our contractors face work stoppages or increased labor costs.

Our revenues are influenced by weather conditions and the level of construction activity at different times of the year; we may not be able to generate revenues that are sufficient to cover our expenses during certain periods of the year.

Some of our products, including ductile iron pipe, are moderately seasonal, with lower sales in the winter months. This seasonality in demand has resulted in fluctuations in our revenues and operating results. In order to satisfy demand during peak periods, we may incur costs associated with inventory build-up, and there can be no assurance that our projections as to future need will be accurate. We have a significant backlog of orders for some products for which we have inadequate inventories, or which are made-to-order. Because much of our overhead and expenses are fixed payments, seasonal trends can cause reductions in our profit margin and negatively affect our financial condition, especially during our slower periods.

We may be subject to product liability or warranty claims that could require us to make significant payments.

We would be exposed to product liability claims in the event that the use of our products results, or is alleged to result, in bodily injury and/or property damage. There is a risk that we will experience product liability or warranty losses in the future or that we will incur significant costs to defend such claims. Such losses and costs may be material. While we currently have product liability insurance, our product liability insurance coverage may not be adequate for any liabilities that may ultimately be incurred or the coverage may not continue to be available on terms acceptable to us. A successful claim brought against us in excess of our available insurance coverage could require us to make significant payments or a requirement to participate in a product recall which may harm our reputation or profitability.

We rely on Tyco to indemnify us for certain liabilities and there is a risk that Tyco may become unable or fail to fulfill its obligations.

Under the terms of the purchase agreement (the “Tyco Purchase Agreement”) relating to the August 1999 sale by Tyco International Ltd. (“Tyco”) of the Mueller Co. and Anvil businesses to our prior owners, we are indemnified by Tyco for all liabilities arising in connection with the operation of these businesses prior to their sale by Tyco, including with respect to products manufactured or sold prior to the closing of that transaction. The indemnity survives forever and is not subject to any dollar limits. In the past, Tyco has made substantial payments and/or assumed defense of claims pursuant to this indemnification provision. However, we may be responsible for these liabilities in the event that Tyco ever becomes financially unable or fails to comply with, the terms of the indemnity. In addition, Tyco’s indemnity does not cover product liabilities to the extent caused by our products manufactured after that transaction. On January 14, 2006, Tyco’s board of directors announced that it approved a plan to separate Tyco into three separate, publicly traded companies. Should the entity or entities that assume Tyco’s obligations under the Tyco Purchase Agreement ever become financially unable or fail to comply with the terms of the indemnity, we may be responsible for such obligations or liabilities. For more information about our potential product liabilities, see “Item 3—Legal Proceedings” in our Annual Report on Form 10-K.

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

In addition, we will be required to incur costs to comply with the EPA’s National Emissions Standards for Hazardous Air Pollutants (“NESHAP”) for iron and steel foundries and for our foundries’ painting operations. These costs may be substantial. See “Item 1—Business—Environmental Matters” in our Annual Report on Form 10-K. We may be required to conduct investigations and perform remedial activities that could require us to incur material costs in the future. Our operations involve the use of hazardous substances and the disposal of hazardous wastes. We may incur costs to manage these substances and wastes and may be subject to claims for damage for personal injury, property damages or damage to natural resources.

Our U.S. Pipe segment has been identified as a potentially responsible party liable under federal environmental laws for a portion of the clean-up costs with regard to two sites, one in Alabama and one in California, and it is currently subject to an administrative consent order requiring certain monitoring and clean-up with regard to its Burlington, New Jersey facility. Such clean-up costs could be substantial and could have a negative effect on our profitability and cash flows in any given reporting period. As described in the immediately preceding risk factor, we rely on Tyco to indemnify us for certain liabilities and there is a risk that Tyco may become unable or fail to fulfill its obligation. For more information about our environmental compliance and potential environmental liabilities, see “Item 1—Business—Environmental Matters” in our Annual Report on Form 10-K.

Compliance with the securities laws and regulations is likely to make it more difficult and expensive for us to obtain directors and officers liability insurance and to attract and retain qualified members of our board of directors.

We expect the Sarbanes-Oxley Act and the rules and regulations subsequently implemented by the SEC and the Public Company Accounting Oversight Board to continue to impose significant compliance burdens and costs on the operations of the business. Those rules and regulations may make it more difficult and expensive for us to maintain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to maintain coverage. These rules and regulations could also make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee, and executive officers.

We may not be able to achieve the anticipated synergies in connection with our integration and rationalization plans.

We are pursuing several initiatives designed to rationalize our manufacturing facilities and to use our manufacturing expertise to reduce our costs. In the fiscal year ended September 30, 2006, we achieved integration synergies between our Mueller Co. and U.S. Pipe segments by closing the U.S. Pipe production facility in Chattanooga, Tennessee and integrating it into Mueller Co.’s production facilities in Chattanooga, Tennessee and Albertville, Alabama. We have initiated the implementation of plant and distribution combination and production efficiency strategies within our Mueller Co. and Anvil segments, which efforts will continue through the fiscal year ending September 30, 2007 and the beginning of 2008. Our Mueller Co. segment sales force has integrated U.S. Pipe products as complementary product offerings as part of their sales efforts. We also have begun to use our combined purchasing leverage to reduce raw material and overall product costs. If we fail to implement our integration and rationalization plans at the economic levels or within the time periods expected, we may not be able to achieve the projected levels of synergies and cost savings.

We are a holding company and we may not have access to the cash flow and other assets of our subsidiaries.

We are a holding company that has no operations of our own and derives all of our revenues and cash flow from our subsidiaries. The terms of the indentures governing our senior subordinated notes and our senior credit facilities significantly restrict our subsidiaries from paying dividends and otherwise transferring assets to us. Furthermore, our subsidiaries are permitted under the terms of our senior credit facilities and other indebtedness to incur additional indebtedness that may severely restrict or prohibit the making of distributions, the payment of dividends or the making of loans by such subsidiaries to us. A breach of any of those covenants would be a default under the applicable debt instrument that would permit the holders thereof to declare all amounts due thereunder immediately payable. As a result, we may not have access to our subsidiaries’ cash flow to finance our cash needs.

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

After the close of trading on December 14, 2006, Walter distributed to its stockholders approximately 1.65 shares of our Series B common stock for each share of Walter common stock held by the stockholders of record on December 6, 2006, resulting in the distribution of 85,844,920 shares of our Series B common stock in a transaction intended to qualify as a tax-free spin-off under Section 355 of the Internal Revenue Code of 1986, as amended. Prior to this distribution, Walter owned all of our Series B common stock, representing approximately 75% of our economic value and approximately 96% of the combined voting power of all our voting stock.

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

A dispute exists with regard to federal income taxes allegedly owed by the Walter consolidated group for fiscal years 1980 through 1994 and 1999 through 2001. It is estimated that the amount of tax presently claimed by the IRS is approximately $34.0 million for issues currently in dispute in bankruptcy court and $80.4 million for the 1999 through 2001 period, each of which is for matters unrelated to the Company. These amounts are subject to interest and penalties. However, Walter has advised the Company that its tax filing positions have substantial merit and intends to defend vigorously any claims asserted. Walter has also advised the Company that it believes that it has accruals sufficient to cover the estimated probable loss, including interest and penalties. If Walter cannot pay these one or more of these liabilities, we may be held responsible under the rules described above.

The tax allocation agreement between Mueller Water and Walter gives Walter control over our taxes prior to the spin-off of Mueller Water’s Series B common stock and allocates to us certain tax risks associated with that spin-off.

Walter effectively controlled all of our tax decisions for periods during which we were a member of the Walter consolidated federal income tax group and certain combined, consolidated or unitary state and local income tax groups. Under the terms of the income tax allocation agreement between Walter and Mueller Water dated as of May 26, 2006, the Company generally computes its tax liability on a stand-alone basis, but Walter has sole authority to respond to and conduct all tax proceedings (including tax audits) relating to our federal income and combined state returns, to file all such returns on behalf of us and to determine the amount of our liability to (or entitlement to payment from) Walter for such periods. This arrangement may result in conflicts of interests between the Company and Walter. In addition, the tax allocation agreement provides that if the spin-off of Mueller Water’s Series B common stock by Walter is determined not to be tax-free pursuant to Section 355 of the Internal Revenue Code of 1986, as amended, the Company generally will be responsible for any taxes incurred by Walter or its stockholders if such taxes result from certain of our actions or omissions and for a percentage of any such taxes that are not a result of our actions or omissions or Walter’s actions or omissions based upon our market value relative to Walter’s market value. Additionally, to the extent that Walter were unable to pay taxes, if any, attributable to the spin-off and for which it is responsible under the allocation agreement, we could be liable for those taxes as a result of being a member of the same consolidated group for the year in which the spin-off occurred.

Because we have limited experience operating as a stand-alone entity, our future business prospects are difficult to evaluate and our business could suffer as a result of the separation of our business from Walter.

As of the close of business on December 14, 2006, Walter distributed all of its holding of Mueller Water’s Series B common stock to Walter’s stockholders, thus making Mueller Water a stand-alone entity. Our operations as a stand-alone entity may place significant demands on our management, operational and technical resources. Our future performance will depend on our ability to function as a stand-alone entity and on our ability to finance and manage expanding operations and to adapt our information systems to changes in our business. There is a risk that these factors could significantly impair our business, our results and our financial reporting ability.

Furthermore, the financial information included in this document may not necessarily reflect what the operating results and financial condition would have been had we been a separate, stand-alone entity during the periods presented or be indicative of our future operating results and financial condition.

Item 6.                        Exhibits

(a)   Exhibits

Exhibit No.	Document
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*                    Management compensatory plan, contract or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MUELLER GROUP, LLC
Date: May 9, 2007	By:	/s/ GREGORY E. HYLAND
Gregory E. Hyland
President and Chief Executive Officer
Date: May 9, 2007	By:	/s/ JEFFERY W. SPRICK
Jeffery W. Sprick
Chief Financial Officer and Chief Accounting Officer